Form 10QSB
period 1996-04-30
KCD HOLDINGS INC
filed 1996-06-12
CIK 796628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended April 30, 1996

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from________________to_______________

                       Commission file number:33-06827-LA

                           KCD HOLDINGS INCORPORATED
       (Exact name of small business issuer as specified in its charter)


                          Nevada                                                                      95-4029439
                 -----------------                                                            -------------------------
         (State or other jurisdiction of                                                         (I.R.S. employer
         incorporation or organization number)                                                identification number)

     2835 Townsgate Road, Suite 110, Westlake Village, CA          91361
 (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (805) 494-6687 not applicable
 (former, name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes X            No ___

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

                                                                             Outstanding at
         Class of Common Stock                                               May 31, 1996
         ---------------------                                               ------------
         $.002 par value                                                     13,327,800

Transitional Small Business Disclosure Format      Yes___   No X

           Number of sequentially numbered pages in the  document: 24

                                 FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                           KCD HOLDINGS INCORPORATED

                                     Index

PART 1 - FINANCIAL INFORMATION                                                                Page
                                                                                              ----
         Item 1. Financial Statements

                 Consolidated Balance Sheets at                                               F-3
                 January 31, 1996 and April 30, 1996 (unaudited)

                 Consolidated Statements of Operations                                        F-4
                 for the three months ended April 30, 1996 (unaudited)
                 and 1995 (unaudited)

                 Consolidated Statement of Stockholders' Investment (Deficit)                 F-5
                 for the three months ended April 30, 1996 (unaudited)

                 Consolidated Statement of Cash Flows                                         F-6
                 for the three months ended April 30, 1996 (unaudited)
                 and 1995 (unaudited)

                 Notes to Consolidated Financial Statements                                   F-7


         Item 2.  Management's Discussion and Analysis or Plan                                16
                  of Operations.


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                           23

         Item 6.  Exhibits and Reports on Form 8-K                                            23


Signatures                                                                                    24

PART I. FINANCIAL INFORMATION
  ITEM  1. FINANCIAL STATEMENTS


                           KCD HOLDINGS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                               APRIL 30, 1996     JANUARY 31, 1996
                                                                                               --------------     ----------------
                                                                                                (Unaudited)
  CURRENT ASSETS:
       Cash                                                                                       $1,547,323             $48,279
       Accounts receivable, net                                                                      735,224             381,098
       Accounts receivable - other                                                                   115,065             115,065
       Inventory                                                                                     644,519             864,547
       Other                                                                                           1,508               9,720
                                                                                                ------------        ------------
             Total current assets                                                                  3,043,639           1,418,709
                                                                                                ------------        ------------

  PROPERTY AND EQUIPMENT, net                                                                        171,878             184,357
                                                                                                ------------        ------------

  OTHER ASSETS:
       Deposits                                                                                        3,938               3,938
       Intangibles, net                                                                                2,269               2,333
                                                                                                ------------        ------------
             Total other assets                                                                        6,207               6,271
                                                                                                ------------        ------------
             Total assets                                                                         $3,221,724          $1,609,337
                                                                                                ============        ============


                                                     LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)

  CURRENT LIABILITIES:
       Accounts payable                                                                             $392,005            $836,484
       Accrued expenses                                                                              226,478             224,011
       Accrued advertising                                                                           144,978             173,417
       Commissions payable                                                                            97,081              31,948
       Royalties payable                                                                             150,515             150,515
       Collateralized note payable-related party                                                     635,250             621,018
       Loans from stockholders                                                                       713,227             696,579
                                                                                                ------------        ------------
             Total current liabilities                                                             2,359,534           2,733,972
                                                                                                ------------        ------------

      Commitments and contingencies (see Notes)

  STOCKHOLDERS' INVESTMENT (DEFICIT)
       Common stock, par value $.002 per share; 25,000,000 shares                                     26,506              33,204
           authorized; issued and outstanding 13,252,800 as of April 30, 1996 and 16,602,000 as of January 31, 1996
       Additional paid in capital                                                                  7,077,078           8,365,580
       Accumulated deficit                                                                        (5,202,163)         (6,005,308)
       Prepaid advertising and consulting fees                                                    (1,039,231)         (3,518,111)
                                                                                                ------------        ------------
             Total stockholders' investment (deficit)                                                862,190          (1,124,635)
                                                                                                ------------        ------------
                 Total liabilities and stockholders' investment (deficit)                         $3,221,724          $1,609,337
                                                                                                ============        ============





The accompanying notes are an integral part of these consolidated financial statements.

                           KCD HOLDINGS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995


                                                                  1996                  1995
                                                               ------------        -------------
                                                               (Unaudited)          (Unaudited)
 Net Revenues                                                    $1,116,259             $888,941
 Cost of Goods Sold                                                 306,216              219,610
                                                               ------------        -------------

 Gross Profit                                                       810,043              669,331
                                                               ------------        -------------

 Operating Expenses:
    Advertising                                                      36,519              818,769
    Selling and  marketing                                          162,610              412,398
    General and administrative                                      469,899              389,030
    Royalties                                                             0              135,042
                                                               ------------        -------------
                                                                    669,028            1,755,239
                                                               ------------        -------------

 Profit (Loss) from Operations                                      141,015           (1,085,908)
                                                               ------------        -------------

 Non-Operating Income(Expense)
    Interest expense                                                (31,609)             (65,126)
    Interest income                                                      --                2,070
                                                               ------------        -------------
                                                                    (31,609)             (63,056)

 Litigation Settlements, net                                        765,482                   --
 Payments to Officer and Stockholder                                (70,143)                  --
                                                               ------------        -------------
 Profit (Loss) before Income Taxes                                  804,745           (1,148,964)


 Provision for Income Taxes                                           1,600                1,600
                                                               ------------        -------------


 Net Profit (Loss)                                                 $803,145          ($1,150,564)
                                                               ============        =============


 Weighted Average Shares of
     Common Stock Outstanding:                                   16,041,009           15,986,607
                                                               ============        =============



 Net Profit (Loss) per share:                                         $0.05               ($0.07)
                                                               ============        =============


The accompanying notes are an integral part of these consolidated financial statements.

                           KCD HOLDINGS INCORPORATED

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT (DEFICIT)

                   FOR THE THREE MONTHS ENDED APRIL 30, 1996



                                        Common Stock                                                               Total
                               ----------------------------    Additional     Accumulated       Equity          Stockholder's
                               Number of shares   Par value  Paid In Capital    Deficit        Reductions    Investment (Deficit
                               ----------------   ---------  ---------------  -----------      ----------    --------------------
Balance January 31, 1996          16,602,000       $33,204      $8,365,580     ($6,005,308)    ($3,518,111)         ($1,124,635)

Common stock retired,
   advertising settlement           (640,000)       (1,280)     (1,918,720)             --              --           (1,920,000)

Common stock retired,
   consulting services              (155,200)         (310)     (1,047,290)             --              --           (1,047,600)

Common stock retired,
   satisfaction of loan           (3,800,000)       (7,600)             --              --              --               (7,600)

Issuance of common stock
   for other services                 46,000            92          14,908              --              --               15,000

Issuance of common stock
   in private placements           1,200,000         2,400       1,662,600              --              --            1,665,000

Net profit for three months
   ended April 30, 1996                   --            --              --         803,145              --              803,145

Reduction in prepaid
   advertising and
   consulting fees                        --            --              --              --       2,478,880            2,478,880

Balance April 30, 1996            ----------       -------      ----------     -----------     -----------           ----------
(Unaudited)                       13,252,800        26,506       7,077,078      (5,202,163)     (1,039,231)             862,190
                                  ==========       =======      ==========     ===========     ===========           ==========




The accompanying notes are an integral part of these consolidated financial statements.

                           KCD HOLDINGS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED APRIL 30, 1996 and 1995


                                                                                            1996              1995
                                                                                        -------------      -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:                                                   (Unaudited)       (Unaudited)
       Net Profit (Loss)                                                                    $803,145       ($1,150,564)

       Adjustments to reconcile Net Profit (Loss)
       to Cash used in operating activities:
           Depreciation and amortization                                                      63,585            11,331
           Stock issued for advertising and other services                                    15,000           135,000
           Litigation settlement - stock retirement                                         (539,762)               --
                                                                                        -------------      -------------
                                                                                             341,968        (1,004,233)
                                                                                        -------------      -------------


           (Increase) / decrease in current assets:
                Accounts receivable, net                                                    (354,126)         (343,756)
                Inventory                                                                    220,028           (17,190)
                Other current assets                                                           8,212           (26,468)
            Increase / (decrease)  in current liabilities:
                Accounts payable                                                            (444,479)          634,745
                Accrued expenses                                                               2,467           115,310
                Accrued advertising                                                          (28,439)          646,291
                Commissions payable                                                           65,133           (39,548)
                Royalties payable                                                                  0            45,042
                                                                                        -------------      -------------
                                                                                            (531,204)        1,014,426
                                                                                        -------------      -------------

       Net cash provided by (used in) operating activities                                  (189,236)           10,193
                                                                                        -------------      -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

       Loan receivable-officer and stockholder                                                    --          (604,626)

       Deposits                                                                                   --            (3,938)
                                                                                        -------------      -------------
       Net cash used in investing activities                                                      --          (608,564)

 CASH FLOWS FROM FINANCING ACTIVITIES:

       Retirement of common stock                                                             (7,600)               --
       Proceeds from sale of common stock                                                  1,665,000                --
       Collateralized note payable-related party                                              14,232                --
       Loans from stockholders                                                                16,648           594,030
                                                                                        -------------      -------------
       Net cash provided by financing activities                                           1,688,280           594,030

 NET INCREASE IN CASH                                                                      1,499,044            (4,341)

 CASH,  BEGINNING BALANCE                                                                     48,279             9,088
                                                                                        -------------      -------------

 CASH,  ENDING BALANCE                                                                    $1,547,323            $4,747
                                                                                        =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 31, 1996 AND APRIL 30, 1996



1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

KCD Holdings Incorporated (the "Company") is a Nevada corporation. The Company, formerly Commonwealth Associates, Inc., was incorporated on February 13, 1986. The Company is a holding Company which operates primarily through its wholly-owned subsidiary, KCD Incorporated ("KCD"), which became incorporated in November 1993. The Company is a distributor and marketer of technically advanced health products. The Company currently markets dietary aid products under the name SeQuesterTM. These products are sold to national drug and food chain retailers, wholesalers and mass merchandisers throughout the United States using several of the nations largest food brokerage firms.

The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1996 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates.

Certain reclassifications were made to the 1995 consolidated financial statements to conform with the 1996 consolidated financial statement presentation.

On October 7, 1994, in connection with the issuance of 14,100,000 shares of its common stock, $0.002 par value, 100,000 shares to the stockholders of the Company and 14,000,000 shares to the stockholders of KCD, the Company acquired 100% of the ownership of KCD, as a reverse merger. The merger was accounted for in a manner similar to a pooling-of-interests. KCD, which is engaged in the business of marketing and distributing dietary aids, commenced its operations in February 1994. For financial reporting purposes, the operations of KCD have been included in the accompanying consolidated financial statements since that date.

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 31, 1996 AND APRIL 30, 1996





2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition -- The Company recognizes revenue from wholesalers, distributors and retailers at the time of shipment, net of sales returns and allowances.

(b) Fair Value of Financial Instruments and Credit Risk -- The carrying value of cash, notes and loans from stockholders, approximates their fair values.

Significant customers accounting for 54% of revenues for the three months ended April 30, 1996 include American Drug Stores 27%, Eckerd Drug 15% and Revco D.S. Inc. 12%. Major customers accounting for 51% of revenues for the three months ended April 30, 1995 include Wal-Mart Stores 33%, K-Mart Corp. 10% and Mark Stevens (CVS Inc.) 8%. No significant customers have been lost during the period since commencement of operations to date.

(c) Allowance for Doubtful Accounts -- In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts at January 31, 1996 and at April 30, 1996 was $52,163.

(d) Prepaid Advertising -- The Company expenses advertising costs as incurred.

(e) Inventory -- Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:

                                                January 31, 1996              April 30, 1996
                                                ----------------              --------------
         Product Units                             $ 704,741                        $ 494,146
         Packaging and Product Displays              153,578                          145,685
         Shipping Supplies                             6,228                            4,688
                                                ----------------             ----------------
                                                   $ 864,547                        $ 644,519
                                                ================             ================

(f) Property and Equipment -- The Company records property and equipment at cost and depreciates it over the useful life of the asset using the straight-line method of depreciation. Renewals and betterments are capitalized while repairs and maintenance are charged to expense. Estimated useful lives are as follows:

                          Product Tooling                           2 years
                          Machinery and Equipment                   5-10 years
                          Furniture and Fixtures                    5-10 years
                          Computer Equipment                        5 years
                          Leasehold Improvements                    5-10 years

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 31, 1996 AND APRIL 30, 1996





(g) Income Taxes -- Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at enacted rates when such amounts are expected to be realized or settled.

(h) Income (Loss) Per Common Share -- Income (Loss) per common share is based on the weighted average number of common shares outstanding. Common share equivalents have not been considered in determining the weighted average number of shares outstanding as their effect would either be antidilutive or result in no material dilution of earnings per share.

(i) Risks and Uncertainties -- In the normal course of business, the Company is subject to certain risks and uncertainties as follows:

       - The Company's primary source of revenue has been from a single product, SeQuester(TM)1; however, the Company introduced two new dietary aid products in December 1995 (SeQuester(TM)2 and SeQuester(TM)3) and intends to introduce additional products in 1996.

       - The Company has a significant deficit and has incurred substantial losses from operations for the period from inception through January 31, 1996.

       - The Company's products are subject to the rules and regulations of the Federal Trade Commission.

       - The Company provides its product on unsecured credit to most of its customers, the majority of which are national retail outlets.

(j) Variable Stock Purchase Agreements -- The Company has various agreements with certain key employees which provide an option to purchase common stock. Under these agreements, the Company has the right to repurchase (at the original purchase price) any shares purchased by the employee. The Company retains this repurchase right for a period of two years from the date of purchase by the employee. The Company will recognize compensation expense at the expiration of the repurchase period.

(k) Impact of Adoption of Recently Issued Accounting Standards -- In October 1995, the Financial Accounting Standards Board issued "SFAS" No. 123, "Accounting For Stock-based Compensation." The effective date of this statement is for fiscal years beginning after December 15, 1995. The statement will require the Company either to adopt SFAS No. 123 and recognize an expense for stock compensation in the financial statements or continue accounting under Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" with additional pro forma footnote disclosure regarding the impact on net earnings and net earnings per share had the Company adopted SFAS No.
123. The impact of adopting SFAS No. 123 to the Company has not yet been determined.

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 31, 1996 AND APRIL 30, 1996





3.  REVENUES

In the normal course of business during the three month periods ended April 30, 1996 and 1995, the Company granted its customers a variety of discounts. The discounts granted were as follows:


                                                          1996                       1995
                                                          ----                       ----
         Gross Revenues                             $    1,240,742              $   1,175,173
                                                    --------------              -------------

         Discounts:
                 Refunds and Returns                $       13,882              $      20,778
                 Introductory and Promotional               41,613                    155,277
                 Co-op Advertising                          49,299                     98,409
                 Other                                      19,689                     11,768
                                                    --------------              -------------
                 Total Discounts                    $      124,483              $     286,232
                                                    --------------              -------------
                 Net Revenues                       $    1,116,259              $     888,941
                                                    ==============              =============


Under the terms of sales to its customers, the Company will grant promotional discounts on the gross invoice amount for qualified SeQuester(TM) product advertising expenses incurred by that consumer. The total co-op advertising discounts for the three months ended April 30, 1996 and 1995 were $49,299 and $98,409 respectively.


4.  PROPERTY AND EQUIPMENT

                                                   April 30, 1996                 January 31, 1996
                                                   --------------                 ----------------
         Product Tooling                            $  43,900                      $    43,900
         Machinery and Equipment                       79,280                           79,280
         Furniture and Fixtures                         6,231                            6,231
         Computer Equipment                            31,198                           31,198
         Leasehold Improvements                        54,291                           54,291
                                                 ------------                     ------------
                                                      214,900                          214,900
         Less:  Accumulated Depreciation             ( 43,022)                        ( 30,543)
                                                 ------------                     ------------

                                                    $ 171,878                        $ 184,357
                                                 ============                     ============


5.  LOAN RECEIVABLE FROM OFFICER AND STOCKHOLDER

On February 1, 1995 the Company agreed to loan Clark Holcomb, the President of the Company at that time, up to the principal amount of $2,000,000 with interest payable at the rate of 8% per annum on the

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 31, 1996 AND APRIL 30, 1996




unpaid balance. The loan was payable on demand upon sixty days prior notice. In consideration for the loan, Mr. Holcomb agreed and acted to retire 2,000,000 shares of the Company's common stock owned by him and further agreed to personally guarantee and collateralize future borrowings by the Company up to the principal balance of the loan. No salary was paid or accrued for Mr. Holcomb for the twelve months ended January 31, 1996. As of January 31, 1996, the balance of principal and interest receivable on this loan of $2,145,964 was determined to be uncollectible and was expensed during the twelve months ended January 31, 1996. In April 1996, Mr. Holcomb retired 3,800,000 shares of Company common stock personally owned by him in satisfaction of the Company's outstanding loan receivable from him which was $2,223,638 at that date. An additional $70,143 was expensed during the three months ended April 30, 1996.


6.  LOANS PAYABLE TO STOCKHOLDERS AND COLLATERALIZED PROMISSORY NOTE

(a) On April 30, 1996, the Company owed stockholders the amount of $713,227 including principal and interest. These loans are interest bearing, at a rate of 9%, and have varying repayment terms over a one year period, principally for the purpose of providing the Company with working capital.

(b) On October 17, 1995, the Company executed a promissory note for the sum of $750,000, or the aggregate unpaid principal amount of advances up to the sum of $750,000, with interest payable at 10% per annum on the outstanding balance with a stockholder. The note, principal plus interest, is payable based upon 50% of net collections from product sales with any remaining balance due in full on or before October 17, 1996. The note is subject to a security agreement which covers all of the accounts receivable, contract rights and inventory of the Company. As of April 30, 1996, the balance of principal and interest outstanding of this note was $635,250.


7.  INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through January 31, 1996, the Company incurred net operating losses for tax purposes of approximately $2,815,000. Differences between financial statement and tax losses consist primarily of amortization, payments to an officer and stockholder, allowance for doubtful accounts, certain interest expenses and termination of sub-chapter S status for a subsidiary in connection with a merger in October, 1994. The net operating loss carryforwards may be used to reduce taxable income through the year 2010. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a change in ownership of more than 50% of the value of the Company's stock. Net operating losses for the State of California are approximately $1,395,000 and are generally available for use to reduce taxable
income through the year 2000.   The provision for income taxes consists of the
California state minimum tax imposed on corporations.

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 31, 1996 AND APRIL 30, 1996




Significant components of the Company's net deferred tax assets, as of January 31, 1996 are as follows:

                 Allowance for Doubtful Accounts                   $     20,866
                 Net Operating Loss carry-forward                     2,815,000
                                                                    -----------

                 Gross Deferred Tax Assets                            2,835,866
                 Valuation Allowance                                 (2,835,866)
                                                                     ----------

                 Net Deferred Tax Asset                              $      -
                                                                    ===========

The Company's valuation allowance of $2,835,866, as of January 31, 1996 is based on the Company's evaluation of the future realization of the deferred tax assets.


8.  CONTRACTS AND AGREEMENTS

(a) Advertising Agreement -- In May 1995, the Company entered into a one year agreement with Premiere Radio Networks ("Premiere") for bartered advertising in the amount of $1,000,000. As consideration for this advertising, the Company issued 200,000 shares of restricted common stock to Premiere. As of April 30, 1996, $530,187 of unused advertising is currently available in connection with this agreement.

(b) Supply and Packaging Agreements -- In April 1996, the Company entered into a five year supply agreement with a major manufacturer to provide dietary supplements for resale within the United States and Canada. This agreement also provides for exclusive rights to sell products to certain retail stores and wholesalers. In addition, in April 1996, the Company entered into a five year packaging agreement which covers a significant portion of the Company's packaging requirements.


9.       STOCKHOLDERS' INVESTMENT (DEFICIT)

(a) Common Stock -- During the three months ended April 30, 1996, the Company (i) retired 640,000 shares of common stock in connection with settlement of certain advertising litigation (ii), retired 155,200 shares of common stock in connection with termination of a consulting agreement and (iii) retired 3,800,000 shares of common stock in satisfaction of the Company's outstanding loan from Clark Holcomb.

During the three months ended April 30, 1996, the Company issued 1,200,000 shares of common stock in a private placement and issued 46,000 shares of common stock for other services.

 In February 1996, the Company amended and restated its Consulting Agreement and Stock Plan with a consultant, dated February 15, 1995 to extend the term of such agreement for an additional three

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 31, 1996 AND APRIL 30, 1996




(3) year period and agreed to issue up to an additional 300,000 shares of Company common stock, with registration rights.

The Company has employment agreements with officers under which it is obligated to issue up to an aggregate of 1,750,000 shares of Company common stock at a purchase price of par value through June 1999. The shares are subject to repurchase by the Company at par value for a period of two years from date of purchase.

(b) Warrants -- The outstanding public warrants of the Company at April 30, 1996 are as follows:

         Warrant Class                     Amount Outstanding                Exercise Price
         -------------                     ------------------                --------------
                  A                                   398,850                         $0.50
                  B                                   488,600                          0.75
                  C                                   488,600                          1.00
                                                    ---------
                                                    1,376,050
                                                    =========

Exercise of these warrants is subject to an effective registration statement with the Securities and Exchange Commission. No warrants were exercised during the twelve months ended January 31, 1996 or the three months ended April 30, 1996.

The Company has an additional 300,000 warrants outstanding to purchase common stock at $2.50 per share. These warrants have a five year life and contain certain registration rights.

10.      LITIGATION

The Company is involved in several legal actions. In the opinion of the management, the Company has adequate legal defenses with respect to these actions, as noted below:


Charles McClendon vs. Clark M. Holcomb and KCD

Charles McClendon ("McClendon") filed a complaint on October 12, 1995 in the Superior Court of the State of California for the County of Los Angeles against Clark M. Holcomb and KCD Incorporated alleging breach of contract, fraud, fraudulent misrepresentation, violation of California Corporate Securities Law, money had and received and account stated. McClendon alleged that Holcomb fraudulently breached a contract by and between McClendon and Holcomb pursuant to which Holcomb agreed to sell shares of Interactive Medical Technologies Ltd. ("IMT") stock to McClendon. Plaintiff named KCD as the alter-ego of Holcomb. McClendon is seeking damages in a sum in excess of $50,000 as well as attorneys' fees, exemplary and punitive damages. It is the Company's position that it has no obligation or liability to McClendon in connection with this matter. The Company has filed an answer denying the allegations in the complaint and intends to vigorously defend this action.

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 31, 1996 AND APRIL 30, 1996




Federal Trade Commission

In August 1995, the Seattle Regional Office of the Federal Trade Commission ("FTC") advised the Company that the staff believes that the Company's fat sequestrant product, which currently is marketed under the name "SeQuester(TM)1", has been improperly represented in advertising claims, and that the sequestrant product, when previously marketed by a prior licensor under the name "Lipitrol", also was improperly represented in advertising claims. The FTC staff has indicated that it is prepared to recommend that a complaint be filed against a prior licensor, the Company and certain individuals in connection with the foregoing. The Company presently is discussing this matter with the FTC staff with the objective of settling the matter. There is no assurance that a settlement will be reached or as to the impact on the Company of any settlement, although it is presently believed that any settlement may impact the advertising claims utilized in the marketing of the sequestrant product until new clinical trials are completed and no assurance can be made that any such settlement will not have a material adverse effect on the Company.


KCD vs. Performance Financial Services, Inc. and Fed Funds, Incorporated

In January 1996, the Company filed a suit against Fed Funds, Incorporated and Performance Financial Services, Inc. in the United States District Court for the Eastern District of Virginia for unlawful conversion of Company funds held under a factoring agreement in the amount of $136,608 plus compensatory damages for interest and profits as well as punitive damages. A pre-trial conference has currently been scheduled for July 1996.


EHI vs. KCD

In March 1996, Effective Health Inc. ("EHI"), a wholly-owned subsidiary of IMT, filed an action against KCD in Los Angeles County Superior Court. This action alleges causes of action against KCD for breach of the First Amended License Agreement ("Amended License Agreement") by and between EHI and KCD, declaratory relief and permanent injunction. The action is based upon the alleged failure of KCD to pay royalties due pursuant to the Amended License Agreement and use of advertising claims in connection with the sale of the licensed products which were in excess of those which EHI authorized KCD to make. KCD has denied all of the allegations in the complaint and, in April 1996, filed an answer and
cross-complaint.   The cross-complaint is based on the Company's belief that
the patent for the licensed product under the Amended License Agreement does not appear to infringe any of the Company's products, as set forth in the Company's letter to IMT and EHI, dated February 29, 1996, which demanded repayment of approximately $828,980 in royalties and licensing fees previously paid and the return of 100,000 shares of the Company's common stock issued to IMT thereunder. This cross-complaint names EHI and IMT, as well as Dr. Shell and William Pelzer as former officers of IMT and alleges breach of contract, breach of good faith and fair dealing, negligence, intentional misrepresentation, negligent misrepresentation, conversion, securities fraud, rescission, accounting and constructive trust. The Company has requested, injunctive relief, damages and return of all Company stock issued and monies paid to cross-defendants under the Amended License Agreement.

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 31, 1996 AND APRIL 30, 1996




KCD Holdings, Incorporated vs. Peter D. Bistrian and Horowitz, Cutler & Beam

In December 1995, the Company entered into a Management Consulting Agreement ("Consulting Agreement") with Peter D. Bistrian Consulting, Inc. ("PBC") for management and marketing consulting services. As compensation for the foregoing consulting services PBC received 225,000 shares of the Company's common stock (the "Consulting Shares"). The Company acted to register the offer and sale of the Consulting Shares on Form S-8 which was filed in January 1996. In January 1996, the Company terminated the Consulting Agreement as a result of PBC's use of the Company's confidential information for PBC's own benefit. The Company requested in such notice of termination that PBC immediately return the Consulting Shares for cancellation and that PBC immediately cease and desist from trading in the Company's securities. Notwithstanding the Company's notice it appears that PBC subsequently acted to sell a substantial portion of the Consulting Shares in the open market and in violation of a lock-up agreement prohibiting the sale of the Consulting Shares. In an attempt to resolve this matter in an expeditious manner and to secure the Consulting Shares for cancellation, the Company entered into a conditional settlement agreement, contingent upon the return to the Company of all of the Consulting Shares, in February 1996 which required PBC to deliver the Consulting Shares to an escrow account maintained by the law firm of Horowitz, Cutler & Beam ("HC&B") for delivery to the Company. In February 1996, HC&B delivered 155,200 of the 225,000 Consulting Shares to the Company. In May of 1996, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Peter D. Bistrian Consulting, Inc.; Peter D Bistrian; Horowitz, Cutler & Beam; M. Richard Cutler; Gateway Financial Group, Inc.; and Lisa Paige for breach of written contract; legal malpractice; intentional misrepresentation; negligent misrepresentation; securities fraud; creating a false market; conversion; constructive fraud; breach of fiduciary duty; insider trading; breach of covenant of good faith and fair dealing; and violation of the racketeer influenced and corrupt organizations act.

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of April 30, 1996.

As there is no assurance that the Company will prevail in any of the foregoing lawsuits, the Company may incur substantial expense in connection with this litigation. Any unfavorable settlement or judgment against the Company, in which the Company is a defendant, could have a material adverse effect upon the financial condition and operational results of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

         KCD Holdings Incorporated, formerly Commonwealth Associates, Inc., was incorporated in the state of Nevada on February 13, 1986 ("the Company"). The Company's activities from inception until 1993 consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. The Company had no operational activities from the fiscal years 1989 through 1993 and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

         In October 1994, the Company entered into a Plan and Agreement of Reorganization and acquired 100% of the issued and outstanding equity shares of KCD Incorporated ("KCD"), a California corporation, which had commenced operations in 1994. KCD became a wholly owned subsidiary of the Company. The Company's activities to date have consisted primarily of the development, and marketing of its fat sequestrant product, SeQuester(TM) 1.

         The Company introduced an appetite suppressant (SeQuester(TM) 2) and a chromium based dietary supplement (SeQuester(TM) 3) in addition to its fat sequestrant product (SeQuester(TM) 1) in December 1995. Additional new health products are scheduled for introduction in 1996, all under the trademark SeQuester(TM). To date, the Company has not exploited the Canadian market for SeQuester(TM) distribution. However, the Company has developed access to major domestic retail, pharmacy and mass merchandiser chains in the United States.

         The weight loss industry represents an estimated 1 billion dollars in revenues. Millions of Americans begin diets every year and buy diet supplements.

         The primary target for the Company's SeQuester(TM) product line appears to be relatively sophisticated females, 24 to 49 years old who are 10 to 20 pounds overweight, with a history of weight loss efforts. These women are interested in products that are natural, sensible and effective in aiding their struggle to lose unwanted fat. They understand that reduced caloric intake is part of any effective weight loss plan and they are inclined to use the product as directed.

         Market leaders in the weight reduction industry include Dexatrim(TM) and Acutrim(TM), with several additional smaller product marketers. However, there are no other products available in wide spread distribution that accomplish weight loss through the sequestration of dietary fat.

         SeQuester(TM) 1 and 3 do not contain any diuretics, stimulants, or drugs. SeQuester(TM) 2, an appetite suppressant, does not contain any caffeine, diuretic, or sodium. SeQuester(TM) 2 is an FDA approved over-the-counter drug formulation for appetite control to aid weight reduction, containing Phenylpropanolamine Hydrochloride. Market research indicates that there is a substantial market for dietary supplements that are natural, drug-free products. All of the ingredients comprising the fat sequestrant product are included in a published Food and Drug Administration guidelines for food additives generally recognized as safe ("GRAS"). Therefore, the Company believes that there is a tremendous possibility to assume the lead in the fat sequestrant market, well ahead of any other participants who may attempt to enter the market. One of the ingredients in SeQuester(TM) 3 Chromium, has been shown to regulate blood sugar levels as well as function as an aid in weight control. Additionally in the formula, L-Carnitine has been suggested to increase Basal Metabolic Rate which, in effect, increases lipogenesis (fat metabolism).

Results of Operations

         The Company commenced operations for the marketing and distribution of SeQuester(TM) in the first calendar months of 1994. Certain costs and necessary expenditures were incurred that have delayed results on sales, such as sales travel calls and re-visits to wholesalers, brokers and retailers across the nation, as well as a national media advertising campaign. It is now clear that the effects of these efforts have brought the fat sequestrant product to national attention and sales are growing at a substantial pace.
This growth occurred as a result of the efforts and work to date. The Company believes this growth will continue.

For the three month period ended April 30, 1996 compared to the three month period ended April 30, 1995:

         Revenues are derived from sales of the dietary fat sequestrant product, an appetite suppressant and a chromium based dietary supplement all under the name SeQuester(TM). Gross Revenues for the three months ended April 30, 1996 increased to $1,240,742 from $1,175,173 for the three months ended April 30, 1995.

         Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $1,116,259 for the three months ended April 30, 1996 and $888,941 for the three months ended April 30, 1995 or a 26% increase. The increase is attributed to a concerted marketing campaign in calendar year 1995, introduction of new SeQuester(TM) products in December 1995 and a significant increase in the number of retail outlets carrying the SeQuester(TM) products.


                                                                Three Months Ended
                                                                ------------------

                                                      April 30, 1996         April 30, 1995
                                                      --------------        --------------
Gross Revenues                                       $1,240,742              $1,175,173
                                                     ----------              ----------

Discounts:
         Refunds and Returns                         $   13,882              $   20,778
         Introductory and Promotional                    41,613                 155,277
         Co-op Advertising                               49,299                  98,409
         Other                                           19,689                  11,768
                                                     ----------              ----------
         Total Discounts                             $  124,483              $  286,232
                                                     ----------              ----------
         Net Revenues                                $1,116,259              $  888,941
                                                     ----------              ----------

         Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary products for the three month period ended April 30, 1996 was $302,216 or 27% of Net Revenues which provided a Gross Profit of $810,043 or 73% of Net Revenues. For the three month period ended April 30, 1995 the Cost of Sales was $219,610 or 25% of Net Revenues, which provided a Gross Profit for the first three month period of the previous year of $669,331 or 75% of Net Revenues. The decrease in Gross Profit percent resulted from an increase in revenues from the new SeQuester(TM) products which have a slightly lower gross profit margin.


                               Three Months Ended

                                           April 30, 1996                    April 30, 1995
                                           --------------                    --------------
                                           $                %                $                     %
                                           -                -                -                     -
         Net Revenues                      1,116,259      100                888,941              100
         Cost of Goods Sold                  306,216       27                219,610               25
                                             -------       --                -------               --
         Gross Profit                        810,043       73                669,331               75
                                             =======       ==                =======               ==


         Advertising expenses consist of a multi-media advertising campaign which included magazines, TV and radio, signage and other displays. Selling and Marketing expenses consist of sales commissions and salaries, coupon redemption, warehouse, freight, supplies and travel expenses. General and administrative expenses consist of salaries and benefits of officers and staff, accounting, legal and other professionals, rent and occupancy costs, factoring commissions and fees, bad debt expense, travel expenses and other administrative costs.

         Advertising expense decreased to $36,519 for the three months ended April 30, 1996 from $818,769 for the three months of 1995 as the Company placed its marketing campaign on hold, pending completion of clinical trials and the settlement of certain advertising litigation. A significant portion of the 1995 expense was paid by issuance of restricted shares of Company common stock. In April 1996, the Company reached a settlement of the advertising litigation which resulted in a gain of $845,482. The Company is currently evaluating its marketing programs and anticipates a new advertising campaign commencing in the second quarter of 1996.

         Selling and Marketing expenses decreased to $162,610 for the three months ended April 30, 1996 from $412,398 for the three months of 1995. The Company experienced decreases in sales commissions due to a reduction in rates for the 1996 period and decreases in coupon redemption and travel expenses.

         General and Administrative expenses increased to $469,899 for the three months ended April 30, 1996 from $389,030 for the same three months of 1995. The Company experienced increases in legal and accounting fees offset by decreases in factoring fees and commissions in connection with accounts receivable financing.

         No royalty expense was incurred for the three months ended April 30, 1996 compared with $135,042 for the same three months of 1995. Royalties had been due under the terms of a license agreement which was terminated in March 1996.

         Interest expense decreased to $31,609 for the three months ended April 30, 1996 from $65,126 for the three months of 1995. Interest expense for the 1996 period reflects a reduced rate of interest on short term loans from stockholders.

         In April 1996, the Company settled a certain advertising litigation resulting in a gain of $845,482 and settled certain litigation, resulting in a loss of $80,000, regarding a former sales broker in order to avoid the costs inherent in defending the action.

         In April 1996, Clark Holcomb resigned as a Director and President of the Company and retired 3,800,000 shares of Company common stock personally owned by him in satisfaction of the Company's outstanding loan receivable from him in the amount of $2,223,638. As of January 31, 1996, the balance of principal and interest receivable on this loan was $2,145,964 which was expensed for the twelve months ended January 31, 1996. An additional $70,143 was expensed during the three months ended April 30, 1996.

          The provision for income taxes is the minimum for State of California Franchise taxes. No provision was made for Federal income tax since the Company has significant net operating loss carryforwards.

         The net profit for the three month period ended April 30, 1996 of $803,145 was the result of profit from operations and a net gain from settlement of litigation. The net loss for the three month period ended April 30, 1995 of $1,150,564 was incurred principally as a result of the significant expenditures made by the Company for its multi-media advertising campaign and initial introduction of the SeQuester(TM) products to major retail pharmacy and mass merchandiser chains.

         Net profit (loss) per common share was $0.05 for the three months ended April 30, 1996 and ($0.07) for the three months ended April 30, 1995 based on the weighted average shares of common stock outstanding.

         The Company believes that net losses for the period from inception through January 31, 1996 are consistent with the initial development of the Company, the major advertising campaign and its introduction of the SeQuester(TM) product. The Company believes that the significant expenditures for the multi-media advertising campaign will result in future revenues which should enable the Company to continue profitable operations in 1996.

Liquidity and Capital Resources

         Since inception, the Company has received capital for operations and development from private investors in the Company's securities, issuance of private party debt, loans from stockholders and financing from factors as well as revenues from operations. Through January 31, 1996, revenues from operations have been insufficient to satisfy operating expenses, product development and legal costs. The Company, therefore has been dependent on private placement of securities and loans from private investors and stockholders.

         There are no assurances that private capital will continue to be available or that revenues from operations will increase to meet the Company's cash needs, particularly as these needs relate to funding manufacturing costs and advertising campaigns and the development of new products which the Company believes represents its most significant long-term growth opportunities.

         As shown in the accompanying financial statements, the Company has incurred net losses form inception to January 31, 1996 of $6,005,308 and incurred a net profit of $803,145 during the three months ended April 30, 1996. As of April 30, 1996, the Company's accumulated deficit was $5,202,163. The management of the Company intends to continue to pursue various means of obtaining additional working capital and long term equity.

         Management anticipates continued growth of revenues from its fat sequestrant product SeQuester(TM) 1 during 1996. The Company introduced an appetite suppressant and a chromium based dietary supplement in December, 1995. Additional new health products are scheduled for introduction in 1996 all under the trademark SeQuester(TM).

         For the fiscal year ended January 31, 1994, the Company had 545,500 shares issued and outstanding. During the year ended January 31, 1995 in the acquisition of 100% of the outstanding common stock of KCD, the Company issued 14,100,000 shares of its common stock, $0.002 par value, 100,000 shares to the stockholders of the Company and 14,000,000 shares to the stockholders of KCD. The Company also issued 1,181,500 additional shares of common stock at various prices during the year ended January 31, 1995.

         During the twelve months ended January 31, 1996, the Company issued an aggregate of 1,267,500 shares of restricted Company stock as consideration for approximately $4,135,000 of advertising. In April 1996, the Company reached a settlement of certain advertising litigation which resulted in return and retirement of 640,000 of these previously issued shares.

         In May, 1995 the Company issued 275,000 shares of common stock to a consultant for services and cash consideration of $55,000.

         The Company retired 2,000,000 shares of common stock previously held by an officer and stockholder of the Company as partial consideration for a loan by the Company to that officer.

         In May 1995, the Company issued 100,000 shares of restricted common stock to IMT as consideration for past due royalties and interest in the amount of $217,243.

         In January 1996, the Company issued 225,000 shares of common stock to a consultant, for services which were subsequently terminated.

         During the twelve months ended January 31, 1996, the Company issued an aggregate of 172,500 shares of common stock for other services.

         During the twelve months ended January 31, 1996, the Company completed private placements for an aggregate of 735,000 shares of restricted common stock for cash consideration of $952,500.

         In April 1996, the Company retired 155,200 shares of common stock in connection with the termination of a consulting agreement and issued 46,000 shares of common stock for other services.

         In April 1996, the Company issued 1,200,000 shares of common stock for gross proceeds of approximately $1,800,000 in a private placement. Upon completion of this financing, the Company agreed to issue to the placement agent 300,000 warrants to purchase additional shares of common stock at $2.50 per share. These warrants have a five year life and contain certain registration rights.

         In connection with this financing, Clark Holcomb resigned as a Director and President of the Company and agreed to manage the sales and marketing programs on the following terms: (1) an annual base salary of $100,000; (2) a sales incentive equal to 2% of net sales over the prior base quarter; provided that, the Company has net income during the subject quarter; and (3) an equity incentive equal to the sales incentive, and subject to the same conditions, based on the average bid price during the subject quarter.
The Company will not increase the salaries of any of its officers or make any loan to any officer, director or shareholder for a period of twelve months. Clark Holcomb retired 3,800,000 shares of Company common stock personally owned by him in satisfaction of the Company's outstanding loan receivable from him in the amount of $2,223,638.

         From February to October 1995, the Company factored a substantial portion of its accounts receivable to accelerate cash flow for operations. An agreement with the factor was terminated in October 1995, and the Company executed a promissory note for the sum of $750,000, or the aggregate unpaid principal amount of advances up to the sum of $750,000, with interest payable at 10% per annum on the outstanding balance, with a current shareholder. The note plus interest is payable based upon 50% of net collections from product sales with any remaining balance due in full on or before October 17, 1996. The note is subject to a security agreement which covers all of the accounts receivable, contract rights and inventory of the Company. As of April 30, 1996, the balance of principal and interest outstanding of this note was $635,250.

         As of April 30, 1996, the Company's working capital position increased from a negative $1,315,263 at January 31, 1996 to a positive $684,105 at April 30, 1996. Increases in current assets include increases in cash of $1,499,044 and accounts receivable of $354,126, offset by a decrease in inventory of $220,028 and a decrease in other assets of $8,212. Changes in current liabilities include decreases in accounts payable of $444,479 and accrued advertising of $28,439. Increases in current liabilities include commissions payable of $65,133, accrued expenses of $2,467, and notes payable and loans from stockholders of $30,880. Current assets increased a net of $1,624,930 and current liabilities decreased a net of $374,438 for the three month period ended April 30, 1996, primarily as a result of the private placement completed in April 1996. Cash flows from operations of $803,145 were increased by non-cash charges for depreciation and amortization of $63,585 and issuance of common stock for advertising and other expenses of $15,000 and were reduced by retirement of stock of $539,762 in connection with settlement of advertising litigation.

         The Company currently has no firm commitments for material capital expenditures. The Company does not anticipate that future compliance with existing environmental and occupational safety regulations will have a significant impact on its financial condition or future operating results.

         The Company does not believe that general inflation would have a material effect on its operations.

         Included in the Notes to the Interim Financial Statements and in this
Item 2. Management's Discussion and Analysis or Plan of Operation are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by the Company.

                           PART II. OTHER INFORMATION


Item 1. - Legal Proceedings:

The Company is involved in several legal actions. For a description of this litigation and certain other pending legal matters involving the Company refer to the Company's Form 10-QSB - Part I for the three months ended April 30, 1996 which are incorporated herein by reference.


Item 6. - Exhibits and Reports on Form 8-K:

         (b) On February 21, 1996, the Company filed two reports on Form 8-K, both of which reported under Item 5 of such forms.

                 On April 2, 1996, the Company filed a report on Form 8-K which reported under Item 5 of such form.

                 On April 17, 1996, the Company filed a report on Form 8-K which reported under Items 6 and 7 of such form.

                 On April 17, 1996, the Company filed a report on Form 8-K which reported under Items 4 and 7 of such form.

                 On April 23, 1996, the Company filed two reports on Form 8-K, both of which reported under Item 5 of such forms.


         (27)    Financial Data Schedule (included only in EDGAR filing).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         KCD HOLDINGS INCORPORATED
                                         (Registrant)

Dated June 12, 1996                      By: /s/ Wellington A. Ewen
                                             Wellington A. Ewen
                                             President

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                          Title                             Date
         ---------                                          -----                             ----
/s/ Wellington A. Ewen                     President, Chief Financial Officer,            June 12, 1996
- - ----------------------------------         and Director
Wellington A. Ewen


/s/ Bonnie L. Richards                     Vice President, Secretary, and Director        June 12, 1996
- - ----------------------------------
Bonnie L. Richards