Form 10QSB
period 1996-07-31
KCD HOLDINGS INC
filed 1996-09-16
CIK 796628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 1996

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from________________to_______________

                       Commission file number:33-06827-LA

                           KCD HOLDINGS INCORPORATED
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Nevada                                          95-4029439
- -------------------------------------                  ----------------------
   (State or other jurisdiction of                        (I.R.S. employer
incorporation or organization number)                  identification number)

2835 Townsgate Road, Suite 110, Westlake Village, CA           91361
- ----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (805) 494-6687 not applicable
 -----------------------------------------------------------------------------
 (former, name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes [X]           No [ ]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

                                                    Outstanding at
         Class of Common Stock                     August 31, 1996
         ---------------------                     ---------------
               $.002 par value                       14,142,599

Transitional Small Business Disclosure Format      Yes [ ]   No [X]

          Number of sequentially numbered pages in the  document:  29

                                  FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                           KCD HOLDINGS INCORPORATED

                                    Index

PART 1 - FINANCIAL INFORMATION                                                                Page
                                                                                              ----
         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets at                                               F-3
                 January 31, 1996 and July 31, 1996 (unaudited)

                 Consolidated Statements of Operations for the three                          F-4
                 months and the six months ended July 31, 1995 (unaudited)
                 and 1996 (unaudited)

                 Consolidated Statement of Stockholders' Investment                           F-5
                 for the six months ended July 31, 1996 (unaudited)

                 Consolidated Statement of Cash Flows                                         F-6
                 for the six months ended July 31, 1995 (unaudited)
                 and 1996 (unaudited)

                 Notes to Consolidated Financial Statements                                   F-7


         Item 2.  Management's Discussion and Analysis or Plan of                             17
                  Operation.


PART II. - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                           28

         Item 6.  Exhibits and Reports on Form 8-K                                            28


Signatures                                                                                    29

PART I. FINANCIAL INFORMATION
  ITEM  1. FINANCIAL STATEMENTS


                           KCD HOLDINGS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                      JULY 31, 1996      JANUARY 31, 1996
                                                                                      -------------      ----------------
                                                                                       (Unaudited)
  CURRENT ASSETS:
       Cash                                                                                $592,836              $48,279
       Accounts receivable, net                                                             511,879              381,098
       Accounts receivable - other, net                                                      57,000              115,065
       Inventory                                                                            779,635              864,547
       Other                                                                                  2,504                9,720
                                                                                     ---------------     ----------------
            Total current assets                                                          1,943,854            1,418,709
                                                                                     ---------------     ----------------

  PROPERTY AND EQUIPMENT, net                                                               159,397              184,357
                                                                                     ---------------     ----------------

  OTHER ASSETS:
       Deposits                                                                             135,235                3,938
       Intangibles, net                                                                       2,204                2,333
                                                                                     ---------------     ----------------
          Total other assets                                                                137,439                6,271
                                                                                     ---------------     ----------------
             Total assets                                                                $2,240,690           $1,609,337
                                                                                     ===============     ================


                                        LIABILITIES AND STOCKHOLDERS'  INVESTMENT (DEFICIT)

  CURRENT LIABILITIES:
       Accounts payable                                                                    $369,894             $836,484
       Accrued expenses                                                                     113,783              224,011
       Accrued advertising                                                                  103,322              173,417
       Commissions payable                                                                   49,858               31,948
       Royalties payable                                                                    150,515              150,515
       Collateralized note payable-related party                                            334,501              621,018
       Loans from stockholders                                                              562,130              696,579
                                                                                     ---------------     ----------------
             Total current liabilities                                                    1,684,003            2,733,972
                                                                                     ---------------     ----------------

      Commitments and contingencies (see Notes)

  STOCKHOLDERS' INVESTMENT (DEFICIT)
       Common stock, par value  $.002 per share; 25,000,000 shares                           27,727               33,204
           authorized; issued and outstanding 13,863,094 as of July 31, 1996 and 16,602,000 as of January 31, 1996
       Additional paid in capital                                                         7,868,248            8,365,580
       Accumulated deficit                                                               (6,058,346)          (6,005,308)
       Prepaid advertising and consulting fees                                           (1,280,942)          (3,518,111)
                                                                                     ---------------     ----------------
             Total stockholders' investment (deficit)                                       556,687           (1,124,635)
                                                                                     ---------------     ----------------
                 Total liabilities and stockholders' investment (deficit)                $2,240,690           $1,609,337
                                                                                     ===============     ================




  The accompanying notes are an integral part of these consolidated financial statements.

                           KCD HOLDINGS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995





                                               --------Three Months Ended-------      ---------Six Months Ened---------
                                                JULY 31, 1996     JULY 31, 1995        JULY 31, 1996     JULY 31, 1995
                                               --------------    ---------------      --------------    ---------------
                                                (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
   Net Revenues                                     $456,102         $3,231,260          $1,572,361         $4,120,201
   Cost of Goods Sold                                387,281            757,995             693,497            977,605
                                               --------------     --------------      --------------    ---------------

   Gross Profit                                       68,821          2,473,265             878,864          3,142,596
                                               --------------     --------------      --------------    ---------------

   Operating Expenses:
      Advertising                                    220,988          1,230,233             257,507          2,049,002
      Selling and  marketing                         243,695          1,210,975             406,305          1,623,373
      General and administrative                     434,018            364,505             903,917            753,535
      Royalties                                            -            204,948                   -            339,990
                                               --------------     --------------      --------------    ---------------
                                                     898,701          3,010,661           1,567,729          4,765,900
                                               --------------     --------------      --------------    ---------------

   Profit (Loss) from Operations                    (829,880)          (537,396)           (688,865)        (1,623,304)
                                               --------------     --------------      --------------    ---------------

   Non - Operating Income (Expense)
      Interest expense                               (26,303)           (98,656)            (57,912)          (163,782)
      Interest income                                      -              9,399                   -             11,469
                                               --------------     --------------      --------------    ---------------
                                                     (26,303)           (89,257)            (57,912)          (152,313)
   Litigation Settlements, net                             -                  -             765,482                  -
   Payments to Officer and Stockholder                     -                  -             (70,143)                 -

                                               --------------     --------------      --------------    ---------------
   Income  (Loss) before Income Taxes               (856,183)          (626,653)            (51,438)        (1,775,617)

   Provision for Income Taxes                              -                  -               1,600              1,600
                                               --------------     --------------      --------------    ---------------


   Net Profit (Loss)                               ($856,183)         ($626,653)           ($53,038)       ($1,777,217)
                                               ==============     ==============      ==============    ===============


   Weighted average shares of
       Common Stock Outstanding:                  13,511,170         15,881,973          14,762,189         15,933,423
                                               ==============     ==============      ==============    ===============



   Net Profit  (Loss) per share:                      ($0.06)            ($0.04)             ($0.01)            ($0.11)
                                               ==============     ==============      ==============    ===============



  The accompanying notes are an integral part of these consolidated financial statements.

                           KCD HOLDINGS INCORPORATED

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT (DEFICIT)

                     FOR THE SIX MONTHS ENDED JULY 31, 1996

                                          Common Stock
                                          ------------            Additional     Accumulated      Equity        Stockholder's
                                Number of shares   Par value   Paid In Capital     Deficit      Reductions   Investment (Deficit)
                                ----------------   ---------   ---------------   ------------  ------------  --------------------
Balance January 31, 1996            16,602,000      $33,204       $8,365,580     ($6,005,308)  ($3,518,111)       ($1,124,635)

Common stock retired,
   advertising settlement             (640,000)      (1,280)      (1,918,720)              -             -         (1,920,000)

Common stock retired,
   consulting services                (155,200)        (310)      (1,047,290)              -             -         (1,047,600)

Common stock retired,
   satisfaction of loan             (3,800,000)      (7,600)               -               -             -             (7,600)

Issuance of common stock
   for other services                   46,000           92           14,908               -             -             15,000

Issuance of common stock
   in private placements             1,200,000        2,400        1,662,600               -             -          1,665,000

Net profit for three months
   ended April 30, 1996                      -            -                -         803,145             -            803,145

Reduction in prepaid
   advertising and consulting
   fees                                      -            -                -               -     2,478,880          2,478,880

Balance April 30, 1996              ----------      -------       ----------     -----------   -----------        -----------
(Unaudited)                         13,252,800       26,506        7,077,078      (5,202,163)   (1,039,231)           862,190

Issuance of common stock
   for consulting services             300,000          600          299,400                                          300,000

Issuance of common stock
   to commission sales brokers          35,000           70           17,430                                           17,500

Issuance of common stock
   in litigation settlement             40,000           80           59,920                                           60,000

Issuance of common stock
   in private placements               235,294          471          414,420                                          414,891

Net loss for three months                                                           (856,183)                        (856,183)
   ended July 31, 1996

Increase in prepaid advertising
   and consulting fees                                                                            (241,711)          (241,711)

Balance July 31, 1996               ----------      -------       ----------     -----------    ----------        -----------
   (Unaudited)                      13,863,094      $27,727       $7,868,248     ($6,058,346)   (1,280,942)          $556,687
                                    ==========      =======       ==========     ===========    ==========        ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                           KCD HOLDINGS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JULY 31, 1996 and 1995


                                                                        1996              1995
                                                                    -------------     -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:                              (Unaudited)       (Unaudited)
         Net Profit (Loss)                                              ($53,038)      ($1,777,217)

         Adjustments to reconcile Net Profit (Loss)
         to Cash used in operating activities:
             Depreciation and amortization                               119,419            22,660
             Stock issued for advertising and other services              32,500         2,858,990
             Litigation settlements - stock (retirement) / issuance     (479,762)                -
                                                                    -------------     -------------
                                                                        (380,881)        1,104,433
                                                                    -------------     -------------


             (Increase) / decrease in current assets:
                  Accounts receivable, net                              (130,781)         (565,992)
                  Inventory                                               84,912          (124,952)
                  Other current assets                                    65,281          (148,101)
              Increase / (decrease)  in current liabilities:
                  Accounts payable                                      (466,590)          (27,419)
                  Accrued expenses                                      (110,228)           30,930
                  Accrued advertising                                    (70,095)           85,742
                  Commissions payable                                     17,910           (80,413)
                  Royalties payable                                            -          (266,444)
                                                                    -------------     -------------
                                                                        (609,591)       (1,096,649)
                                                                    -------------     -------------

         Net cash provided by (used in) operating activities            (990,472)            7,784
                                                                    -------------     -------------

  CASH FLOWS FROM INVESTING ACTIVITIES:

         Loan receivable-officer and stockholder                               -        (1,118,801)
         Purchase of property and equipment                                                (57,355)
         Deposits                                                       (131,296)           (3,938)
                                                                    -------------     -------------
         Net cash used in investing activities                          (131,296)       (1,180,094)

  CASH FLOWS FROM FINANCING ACTIVITIES:

         Retirement of common stock                                       (7,600)                -
         Proceeds from sale of common stock                            2,094,891           482,500
         Note payable                                                   (286,517)          205,300
         Loans from stockholders                                        (134,449)          614,586
                                                                    -------------     -------------
         Net cash provided by financing activities                     1,666,325         1,302,386

  NET INCREASE IN CASH                                                   544,557           130,076

  CASH,  BEGINNING BALANCE                                                48,279             9,088
                                                                    -------------     -------------

  CASH,  ENDING BALANCE                                                 $592,836          $139,164
                                                                    =============     =============


  The accompanying notes are an integral part of these consolidated financial statements.

                           KCD HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1996 AND JULY 31, 1996


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

KCD Holdings Incorporated (the "Company") is a Nevada corporation which was incorporated in February 1986. The Company is a holding company which operates primarily through its wholly-owned subsidiary, SeQuester Incorporated ("SeQuester"), formerly KCD Incorporated, which was incorporated in November 1993. The Company is a distributor and marketer of technically advanced health products. The Company currently markets dietary aid products under the name SeQuester(R). These products are sold to national drug and food chain retailers, wholesalers and mass merchandisers throughout the United States using several of the nations largest food brokerage firms.

In October 1994, in connection with the issuance of 14,100,000 shares of its common stock, $0.002 par value, 100,000 shares to the stockholders of the Company and 14,000,000 shares to the stockholders of SeQuester, the Company acquired 100% of the ownership of SeQuester, as a reverse merger. The merger was accounted for in a manner similar to a pooling-of-interests. SeQuester, which is engaged in the business of marketing and distributing dietary aids, commenced its operations in February 1994. For financial reporting purposes, the operations of SeQuester have been included in the accompanying consolidated financial statements since that date.

The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended July 31, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1996 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1996 AND JULY 31, 1996



Significant customers accounting for 57% of revenues for the six months ended July 31, 1996 include American Drug Stores 19%, Wal-Mart Stores 18%, Revco D.S. Inc. 12% and Eckerd Drug 8%. Major customers accounting for 50% of revenues for the six months ended July 31, 1995 include McKesson Drug Company 12%, Wal-Mart Stores 10%, Mark Stevens (CVS Inc.) 8%, K-Mart Corp. 7%, American Drug Stores 7% and Thrift Drug 6%. No significant customers have been lost during the period since commencement of operations to date.

(b) Fair Value of Financial Instruments and Credit Risk -- The carrying value of cash, notes and loans from stockholders, approximates their fair values.

(c) Allowance for Doubtful Accounts -- In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts at January 31, 1996 was $52,163 and at July 31, 1996 was $56,872 for trade receivables and $58,065 for other receivables.

(d) Prepaid Advertising -- The Company expenses advertising costs as incurred.

(e) Inventory -- Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:


                                                July 31, 1996                 January 31, 1996
                                                -------------                 ----------------
         Product Units                             $ 593,009                        $ 704,741
         Packaging and Product Displays              177,826                          153,578
         Shipping Supplies                             8,800                            6,228
                                                   ---------                        ---------
                                                   $ 779,635                        $ 864,547
                                                   =========                        =========

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

                           KCD HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1996 AND JULY 31, 1996



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

(i) Risks and Uncertainties -- In the normal course of business, the Company is subject to certain risks and uncertainties as follows:

       - The Company's primary source of revenue has been from a single product, SeQuester(R)1; however, the Company introduced two new dietary aid products in December 1995 (SeQuester(R)2 and SeQuester(R)3) and intends to introduce additional products in 1996.

       - The Company has a significant deficit and has incurred substantial losses from operations for the period from inception through July 31, 1996.

       - The marketing of the Company's products are subject to the rules and regulations of the Federal Trade Commission.

       - The Company provides its product on unsecured credit to most of its customers, the majority of which are national retail outlets.

(j) Variable Stock Purchase Agreements -- The Company has various agreements with certain key employees and an independent contractor which provide options to purchase common stock. Under these agreements, the Company has the right to repurchase (at the original purchase price) any shares purchased. The Company retains this repurchase right for a period of two years from the date of purchase. The Company will likely be required to recognize significant compensation expense, based upon the then fair market value of the shares, at the expiration of the repurchase period. The foregoing non-cash compensation expense could have a material adverse impact on the Company's statement of operations for the period during which the Company's repurchase rights expire.

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

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1996 AND JULY 31, 1996



3.  REVENUES

In the normal course of business during the six month periods ended July 31, 1996 and 1995, the Company granted its customers a variety of discounts. The discounts granted were as follows:

                                                          1996                       1995
                                                          ----                       ----
         Gross Revenues                              $  2,066,439               $  4,849,102
                                                     ------------               ------------

         Discounts:
                 Refunds and Returns                 $    131,779               $     30,706
                 Introductory and Promotional             120,633                    350,759
                 Co-op Advertising                        202,137                    268,105
                 Other                                     39,529                     79,331
                                                     ------------               ------------
                 Total Discounts                     $    494,078               $    728,901
                                                     ------------               ------------
                 Net Revenues                        $  1,572,361               $  4,120,201
                                                     ============               ============


4.  PROPERTY AND EQUIPMENT

                                                   July 31, 1996                  January 31, 1996
                                                   -------------                  ----------------
         Product Tooling                           $  43,900                           $  43,900
         Machinery and Equipment                      79,280                              79,280
         Furniture and Fixtures                        6,231                               6,231
         Computer Equipment                           31,198                              31,198
         Leasehold Improvements                       54,291                              54,291
                                                   ---------                           ---------
                                                     214,900                             214,900
         Less:  Accumulated Depreciation            ( 55,503)                           ( 30,543)
                                                   ---------                           ---------
                                                   $ 159,397                           $ 184,357
                                                   =========                           =========


5.  LOAN RECEIVABLE FROM OFFICER AND STOCKHOLDER

On February 1, 1995 the Company agreed to loan Clark Holcomb, the President of the Company at that time, up to the principal amount of $2,000,000 with interest payable at the rate of 8% per annum on the unpaid balance. The loan was payable on demand upon sixty days prior notice. In consideration for the loan, Mr. Holcomb agreed and acted to retire 2,000,000 shares of the Company's common stock owned by him and further agreed to personally guarantee and collateralize future borrowings by the Company up to the principal balance of the loan. No salary was paid or accrued for Mr. Holcomb for the twelve months ended January 31, 1996. As of January 31, 1996, the balance of principal and interest receivable on this loan of $2,145,964 was determined to be uncollectible and was expensed during the twelve months ended January 31, 1996. In April 1996, Mr. Holcomb retired 3,800,000 shares of Company common stock

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1996 AND JULY 31, 1996



personally owned by him in satisfaction of the Company's outstanding loan receivable from him which was $2,223,638 at that date. An additional $70,143 was expensed during the six months ended July 31, 1996.


6.  LOANS PAYABLE TO STOCKHOLDERS AND COLLATERALIZED PROMISSORY NOTE

(a) On July 31, 1996, the Company owed stockholders the amount of $562,130 including principal and interest. These loans are interest bearing, at a rate of 9%, and have varying repayment terms over a one year period, principally for the purpose of providing the Company with working capital.

(b) On October 17, 1995, the Company executed a promissory note for the sum of $750,000, or the aggregate unpaid principal amount of advances up to the sum of $750,000, with interest payable at 10% per annum on the outstanding balance with a stockholder. The note, principal plus interest, is payable based upon 50% of net collections from product sales with any remaining balance due in full on or before October 17, 1996. The note is subject to a security agreement which covers all of the accounts receivable, contract rights and inventory of the Company. As of July 31, 1996, the balance of principal and interest outstanding of this note was $334,501.


7.  INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through January 31, 1996, the Company incurred net operating losses for tax purposes of approximately $4,941,000. Differences between financial statement and tax losses consist primarily of amortization, payments to an officer and stockholder, allowance for doubtful accounts, certain interest expenses and termination of sub-chapter S status for a subsidiary in connection with a merger in October, 1994. The net operating loss carryforwards may be used to reduce taxable income through the year 2010. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. During the taxable year ended January 31, 1995, the Company incurred a 50% or more change in ownership. Therefore, the availability of approximately $591,000 of the Company's net operating loss carryforwards may be limited. Net operating loss carryforwards for the State of California are approximately $1,318,000 and are generally available for use to reduce taxable
income through the year 2000.   The provision for income taxes consists of the
California state minimum tax imposed on corporations.

Significant components of the Company's net deferred tax assets, as of January 31, 1996 are as follows:

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1996 AND JULY 31, 1996





                 Litigation Accrual                                           $    24,000
                 Allowance for Doubtful Accounts                                    8,400
                 Net Operating Loss carry-forward                               1,895,000
                                                                              -----------

                 Gross Deferred Tax Assets                                     1,927,400
                 Valuation Allowance                                          (1,927,400)
                                                                              ----------

                 Net Deferred Tax Asset                                       $      -
                                                                              ==========

The Company's valuation allowance of $1,927,400, as of January 31, 1996, is based on the Company's evaluation of the future realization of the deferred tax assets.


8.  CONTRACTS AND AGREEMENTS

(a) Advertising Agreement -- In May 1995, the Company entered into a one year agreement with Premiere Radio Networks ("Premiere") for bartered advertising in the amount of $1,000,000. As consideration for this advertising, the Company issued 200,000 shares of restricted common stock to Premiere. As of July 31, 1996, $530,187 of unused advertising is currently available in connection with this agreement.

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

During the three months ended July 31, 1996, the Company issued (i) 35,000 shares of common stock to commission sales brokers (ii) 40,000 shares of common stock in settlement of litigation and (iii) 235,294 shares of common stock in a private placement. In August 1996, an additional 4,505 shares of common stock were issued to commission sales brokers.

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1996 AND JULY 31, 1996



In June 1996, the Company entered into a financing agreement pursuant to which the Company agreed to issue a maximum of 1,000,000 shares of common stock offered at a price per share equal to the lesser of (i) 50% below the closing bid price of the Company's common stock or (ii) $2.00 per share. A finder's fee of 10% is payable in connection with any transactions consummated under this agreement.

In June 1996, 235,294 shares were issued with the balance of this financing currently scheduled to be completed by October 15, 1996. Upon completion of this financing, the Company agreed to issue, to the placement agent, 300,000 warrants to purchase common stock at the offering price. These warrants will have a five year life and contain certain registration rights.

In addition, upon completion of the financing, the Company agreed to enter into certain investment relationship agreements for a one year period which provide for aggregate payments of $4,000 per month and the issuance of an aggregate of 200,000 warrants to purchase common stock at the offering price. These warrants will have a five year life and contain certain registration rights.

In February 1996, the Company amended and restated its Consulting Agreement and Stock Plan with a consultant, dated February 15, 1995 to extend the term of such agreement for an additional three (3) year period and, in June 1996, issued an additional 300,000 shares of Company common stock, to such consultant.

The Company has employment agreements with officers under which it is obligated to issue up to an aggregate of 1,750,000 shares of Company common stock at a purchase price of par value through June 1999. The shares are subject to repurchase by the Company at par value for a period of two years from date of purchase.

In connection with an agreement with an independent contractor to provide certain advertising, design and marketing services, the Company also entered into a common stock purchase agreement. Under the terms of the stock purchase agreement, the Company is obligated to issue up to an aggregate of 250,000 shares of Company common stock at a purchase price of par value through August 1998. In August 1996, the Company issued 150,000 shares under this agreement. The shares are subject to repurchase by the Company at par value for a period of two years from date of purchase.

(b) Warrants -- The outstanding public warrants of the Company at July 31, 1996 are as follows:

         Warrant Class                     Amount Outstanding                Exercise Price
         -------------                     ------------------                --------------
              A                                 398,850                           $0.50
              B                                 488,600                            0.75
              C                                 488,600                            1.00
                                                -------
                                              1,376,050
                                              =========

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1996 AND JULY 31, 1996



In May 1996, the Company extended the date within which the outstanding warrants could be exercised to June 30, 1997. Exercise of these warrants is subject to an effective registration statement with the Securities and Exchange Commission. No warrants were exercised during the twelve months ended January 31, 1996 or the six months ended July 31, 1996.

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


10.      LITIGATION

The Company is involved in several legal actions. In the opinion of the management, the Company has adequate legal defenses with respect to these actions, as noted below:


Charles McClendon vs. Clark M. Holcomb and KCD

Charles McClendon ("McClendon") filed a complaint on October 12, 1995 in the Superior Court of the State of California for the County of Los Angeles against Clark M. Holcomb and SeQuester alleging breach of contract, fraud, fraudulent misrepresentation, violation of California Corporate Securities Law, money had and received and account stated. McClendon alleged that Holcomb fraudulently breached a contract by and between McClendon and Holcomb pursuant to which Holcomb agreed to sell shares of Interactive Medical Technologies Ltd. ("IMT") stock to McClendon. Plaintiff named SeQuester as the alter-ego of Holcomb. McClendon is seeking damages in a sum in excess of $50,000 as well as attorneys' fees, exemplary and punitive damages. It is the Company's position that it has no obligation or liability to McClendon in connection with this matter. The Company has filed an answer denying the allegations in the complaint and intends to vigorously defend this action.


Federal Trade Commission

In August 1995, the Seattle Regional Office of the Federal Trade Commission ("FTC") advised the Company that the staff believes that the Company's fat sequestrant product, which currently is marketed under the name "SeQuester(R)1", has been improperly represented in advertising claims, and that the sequestrant product, when previously marketed by a prior licensor under the name "Lipitrol", also was improperly represented in advertising claims. The FTC staff has indicated that it is prepared to recommend that a complaint be filed against a prior licensor, the Company and certain individuals in connection with the foregoing. The Company presently is discussing this matter with the FTC staff with the objective of settling the matter. There is no assurance that a settlement will be reached or as to the impact on the Company of any settlement, although it is presently believed that any settlement may impact the advertising claims utilized in the marketing of the sequestrant product until new clinical trials are completed and no assurance can be made that any such settlement will not have a material adverse effect on the Company.

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1996 AND JULY 31, 1996



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

This action was settled, in July 1996, with respect to Fed Funds, Incorporated resulting in a cash payment to be received by the Company, in the amount of $57,000. The Company is continuing to pursue this action against Performance Financial Services, Inc. A trial date has currently been scheduled for September 1996.


EHI vs. KCD

In March 1996, Effective Health Inc. ("EHI"), a wholly-owned subsidiary of IMT, filed an action against KCD in Los Angeles County Superior Court. This action alleges causes of action against SeQuester for breach of the First Amended License Agreement ("Amended License Agreement") by and between EHI and SeQuester, declaratory relief and permanent injunction. The action is based upon the alleged failure of SeQuester to pay royalties due pursuant to the Amended License Agreement and use of advertising claims in connection with the sale of the licensed products which were in excess of those which EHI authorized SeQuester to make. SeQuester has denied all of the allegations in
the complaint and, in April 1996, filed an answer and cross-complaint.   The
cross-complaint is based on the Company's belief that the patent for the licensed product under the Amended License Agreement does not appear to infringe any of the Company's products, as set forth in the Company's letter to IMT and EHI, dated February 29, 1996, which demanded repayment of approximately $828,980 in royalties and licensing fees previously paid and the return of 100,000 shares of the Company's common stock issued to IMT thereunder. This cross-complaint names EHI and IMT, as well as Dr. Shell and William Pelzer as former officers of IMT and alleges breach of contract, breach of good faith and fair dealing, negligence, intentional misrepresentation, negligent misrepresentation, conversion, securities fraud, rescission, accounting and constructive trust. The Company has requested, injunctive relief, damages and return of all Company stock issued and monies paid to cross-defendants under the Amended License Agreement. The Company is currently negotiating a settlement of these actions.


KCD Holdings, Incorporated vs. Peter D. Bistrian and Horowitz, Cutler & Beam

In December 1995, the Company entered into a Management Consulting Agreement ("Consulting Agreement") with Peter D. Bistrian Consulting, Inc. ("PBC") for management and marketing consulting services. As compensation for the foregoing consulting services PBC received 225,000 shares of the Company's common stock (the "Consulting Shares"). The Company acted to register the offer and sale of the Consulting Shares on Form S-8 which was filed in January 1996. In January

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1996 AND JULY 31, 1996



1996, the Company terminated the Consulting Agreement as a result of PBC's use of the Company's confidential information for PBC's own benefit. The Company requested in such notice of termination that PBC immediately return the Consulting Shares for cancellation and that PBC immediately cease and desist from trading in the Company's securities. Notwithstanding the Company's notice it appears that PBC subsequently acted to sell a substantial portion of the Consulting Shares in the open market and in violation of a lock-up agreement prohibiting the sale of the Consulting Shares. In an attempt to resolve this matter in an expeditious manner and to secure the Consulting Shares for cancellation, the Company entered into a conditional settlement agreement, contingent upon the return to the Company of all of the Consulting Shares, which required PBC to deliver the Consulting Shares to an escrow account maintained by the law firm of Horowitz, Cutler & Beam ("HC&B") for delivery to the Company. In February 1996, HC&B delivered 155,200 of the 225,000 Consulting Shares to the Company. In May of 1996, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Peter D. Bistrian Consulting, Inc.; Peter D Bistrian; Horowitz, Cutler & Beam; M. Richard Cutler; Gateway Financial Group, Inc.; and Lisa Paige for breach of written contract; legal malpractice; intentional misrepresentation; negligent misrepresentation; securities fraud; conversion; constructive fraud; breach of fiduciary duty; insider trading; breach of covenant of good faith and fair dealing; and violation of the racketeer influenced and corrupt organizations act.

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of July 31, 1996.

As there is no assurance that the Company will prevail in any of the foregoing lawsuits, the Company may incur substantial expense in connection with this litigation. Any unfavorable settlement or judgment against the Company, in which the Company is a defendant, could have a material adverse effect upon the financial condition and operational results of the Company.


11.      SUBSEQUENT EVENT

In August 1996, the Company entered into a stock purchase agreement with a current stockholder wherein the Company issued 125,000 shares of common stock in satisfaction of $250,000 of the principal balance of a certain secured promissory note dated October 17, 1995 due to that stockholder. In connection with this transaction, the Company entered into a put option agreement wherein that stockholder has the right, upon his election, to sell to the Company a total of 125,000 shares of Company common stock at $2.00 per share at any time between October 17, 1996 and April 17, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         In October 1994, the Company entered into a Plan and Agreement of Reorganization and acquired 100% of the issued and outstanding equity shares of SeQuester Incorporated ("SeQuester"), formerly KCD Incorporated, which had commenced operations in 1994. SeQuester became a wholly owned subsidiary of the Company. The Company's activities through 1995 have consisted primarily of the development, and marketing of its fat sequestrant product, SeQuester(R) 1.

         The Company introduced an appetite suppressant (SeQuester(R) 2) and a chromium based dietary supplement (SeQuester(R) 3) in addition to its fat sequestrant product (SeQuester(R) 1) in December 1995. Additionally, the Company plans to introduce its fourth product, PhytoQuest(TM), in September 1996. It is composed of phytosterols, which in recent research shows potential to inhibit the gastrointestinal absorption of cholesterol. Additional new health products are scheduled for introduction in late 1996, all under the trademark SeQuester(R). To date, the Company has developed access to major domestic retail, pharmacy and mass merchandiser chains in the United States.

         The weight loss industry represents an estimated 1 billion dollars in revenues. Millions of Americans begin diets every year and buy diet supplements.

         The primary target for the Company's SeQuester(R) product line appears to be relatively sophisticated females, 24 to 49 years old with a history of weight loss efforts. These women are interested in products that are natural, sensible and effective in aiding their struggle to lose unwanted weight. They understand that reduced caloric intake is part of any effective weight loss plan and they are inclined to use the product as directed.

         Market leaders in the weight reduction industry include Dexatrim(TM) and Acutrim(TM), with several additional smaller product marketers. However, there are no other products available in wide spread distribution that accomplish weight loss through the sequestration of dietary fat.

         SeQuester(R) 1 and 3 do not contain any diuretics, stimulants, or drugs. SeQuester(R) 2, an appetite suppressant, does not contain any caffeine, diuretic, or sodium. SeQuester(R) 2 is an FDA approved over-the-counter drug formulation for appetite control to aid weight reduction, containing Phenylpropanolamine Hydrochloride. Market research indicates that there is a substantial market for dietary supplements that are natural, drug-free products. All of the ingredients comprising the fat sequestrant product are included in a published Food and Drug Administration guidelines for food additives generally recognized as safe ("GRAS"). Therefore, the Company believes that there is a tremendous possibility to assume the lead in the fat sequestrant market, well ahead of any other participants who may attempt to enter the market. SeQuester(R) 3, now called ChromaQuest(TM), consists of a synergistic combination of 5 different sources of Chromium, as well as Amino Acids, Vitamin C and Potassium. Chromium is an essential trace mineral which is necessary for proper carbohydrate metabolism.

Results of Operations

         The Company commenced operations for the marketing and distribution of SeQuester(R) in the first calendar months of 1994. Certain costs and necessary expenditures were incurred that have delayed results on sales, such as sales travel calls and re-visits to wholesalers, brokers and retailers across the nation, as well as a national media advertising campaign. It is now clear that the effects of these efforts have brought the SeQuester(R) products to national attention.


For the three month period ended July 31, 1996 compared to the three month period ended July 31, 1995:

         Revenues are derived from sales of the dietary fat sequestrant product, an appetite suppressant and a chromium based dietary supplement all under the name SeQuester(R). Gross Revenues for the three months ended July 31, 1996 decreased to $825,697 from $3,673,928 for the three months ended July 31, 1995 or a 78% decrease.

         Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $456,102 for the three months ended July 31, 1996 and $3,231,260 for the three months ended July 31, 1995 or an 86% decrease.

         The significant decrease in Gross Revenues resulted from a hold on the Company's marketing campaign pending (i) completion of clinical trials for the SeQuester(R) 1 product (ii) the settlement of certain advertising litigation and (iii) adequate financing. The Company also experienced difficulties in maintaining adequate inventory levels of the SeQuester(R) 2 and SeQuester(R) 3 products. During April 1996, the pending advertising litigation was settled and the initial phase of financing was completed. Clinical trials for the SeQuester(R) 1 product have been extended through the third quarter of 1996.

         The Company is currently rebuilding its marketing campaign. Newspaper advertising commenced in major markets in July 1996 and was supported by radio advertising which commenced in August 1996. Significant increases in Gross Revenues are forecasted for the remainder of 1996.

                                                             Three Months Ended
                                                             ------------------

                                                   July 31, 1996             July 31, 1995
                                                   -------------             -------------
Gross Revenues                                        $825,697               $    3,673,928
                                                      --------               --------------

Discounts:
         Refunds and Returns                       $   117,897               $        9,927
         Introductory and Promotional                   79,020                      195,482
         Co-op Advertising                             152,838                      169,696
         Other                                          19,840                       67,563
                                                   -----------               --------------
         Total Discounts                           $   369,595               $      442,668
                                                   -----------               --------------
         Net Revenues                              $   456,102               $    3,231,260
                                                   ===========               ==============


         Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary products for the three month period ended July 31, 1996 was $387,281 or 85% of Net Revenues which provided a Gross Profit of $68,821 or 15% of Net Revenues. For the three month period ended July 31, 1995 the Cost of Sales was $757,995 or 23% of Net Revenues, which provided a Gross Profit for the same three month period of the previous year of $2,473,265 or 77% of Net Revenues. The decrease in Gross Profit percent resulted primarily from continuation of fixed co-op advertising costs and an increase in returns. Increases in Gross Revenues, forecasted for the second half of 1996, should improve Gross Profit percentages.


                                                                Three Months Ended
                                                                ------------------

                                           July 31, 1996                     July 31, 1995
                                           -------------                     -------------
                                           $                %                $                     %
                                           -                -                -                     -
         Net Revenues                         456,102      100                 3,231,260          100
         Cost of Goods Sold                   387,281       85                   757,995           23
                                              -------       --                 ---------           --
         Gross Profit                          68,821       15                 2,473,265           77
                                               ======       ==                 =========           ==


         Advertising expenses consist of a multi-media advertising campaign which included TV and radio, signage and other displays. Selling and marketing expenses consist of sales commissions and salaries, coupon redemption, warehouse, freight, supplies and travel expenses. General and administrative expenses consist of salaries and benefits of officers and staff, accounting, legal and other professionals, rent and occupancy costs, factoring commissions and fees, bad debt expense, travel expenses and other administrative costs.

         Advertising expense decreased to $220,988 for the three months ended July 31, 1996 from $1,230,233 for the same three months of 1995. The Company placed a hold on its marketing campaign through June 1996 pending (i) preparation of advertising materials which could be utilized pending completion of clinical trials for the SeQuester(R) 1 product (ii) the settlement of certain advertising litigation and (iii) adequate financing. The Company also experienced difficulties in maintaining adequate inventory levels of the SeQuester(R) 2 and SeQuester(R) 3 products. Inventory financing became available in April 1996 and inventory buildups to adequate levels occurred by August of 1996. Newspaper advertising commenced in major markets in July 1996 and was supported by radio advertising which commenced in August 1996. Pending advertising litigation was settled in April 1996. A significant portion of the 1995 expense was paid by issuance of restricted shares of Company common stock. The Company is currently evaluating all of its marketing programs and anticipates significant advertising expenses during the second half of 1996.

         Selling and Marketing expenses decreased to $243,695 for the three months ended July 31, 1996 from $1,210,975 for the same three months of 1995. The Company experienced decreases in sales commissions due to reduced sales volumes and a reduction in rates for the 1996 period and decreases in coupon redemption, freight and travel expenses. The decreases were partially offset by increases in salaries and consulting fees. Selling and marketing expenses are expected to increase during the second half of 1996.

         General and Administrative expenses increased to $434,018 for the three months ended July 31, 1996 from $364,505 for the same three months of 1995. The Company experienced increases in consulting fees and bad debt expense offset by decreases in factoring fees and commissions in connection with accounts receivable financing.

         No royalty expense was incurred for the three months ended July 31, 1996 compared with $204,948 for the same three months of 1995. Royalties had been due under the terms of a license agreement which was terminated in March 1996. No royalty expenses are anticipated for the remainder of 1996.

         Interest expense decreased to $26,303 for the three months ended July 31, 1996 from $98,656 for the same three months of 1995. Interest expense for the 1996 period reflects a reduced rate of interest and reduced principal balances on short term loans from stockholders.

         Interest income for the three months ended July 31, 1995 was $9,399 which resulted from interest accrued on a loan receivable from Clark Holcomb.

         The net loss for the three month period ended July 31, 1996 of $856,183 was the result of reduced sales combined with a continuation of fixed co-op advertising costs and an increase in returns. The net loss for the three month period ended July 31, 1995 of $626,653 was incurred principally as a result of the significant expenditures made by the Company for its multi-media advertising campaign and initial introduction of the SeQuester(R) products to major retail pharmacy and mass merchandiser chains.

         Net (loss) per common share was ($0.06) for the three months ended July 31, 1996 and ($0.04) for the three months ended July 31, 1995 based on the weighted average shares of common stock outstanding.

For the six month period ended July 31, 1996 compared to the six month period ended July 31, 1995:

Revenues are derived from sales of the dietary fat sequestrant product, an appetite suppressant and a chromium based dietary supplement product all under the name SeQuester(R). Gross revenues for the first six months ended July 31, 1996 were $2,066,439 vs. $4,849,102 for the six months ended July 31, 1995.

Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $1,572,361 for the six months ended July 31, 1996 and $4,120,201 for the six months ended July 31, 1995 or a 62% decrease.

The significant decrease in Gross Revenues resulted from a hold on the Company's marketing campaign pending (i) preparation of advertising materials which could be utilized pending completion of clinical trials for the SeQuester(R) 1 product (ii) the settlement of certain advertising litigation and (iii) adequate financing. The Company also experienced difficulties in maintaining adequate inventory levels of the SeQuester(R) 2 and SeQuester(R) 3 products. During April 1996, the pending advertising litigation was settled and the initial phase of financing was completed. Clinical trials for the SeQuester(R) 1 product have been extended through the third quarter of 1996.

         The Company is currently rebuilding its marketing campaign. Newspaper advertising commenced in major markets in July 1996 and was supported by radio advertising which commenced in August 1996. Significant increases in Gross Revenues are forecasted for the remainder of 1996.


                                                             Six Months Ended
                                                             ----------------

                                                   July 31, 1996             July 31, 1995
                                                   -------------             -------------
Gross Revenues                                     $2,066,439                $4,849,102
                                                   ----------                ----------

Discounts:
         Refunds and Returns                       $  131,779                $   30,706
         Introductory and Promotional                 120,633                   350,759
         Co-op Advertising                            202,137                   268,105
         Other                                         39,529                    79,331
                                                   ----------                ----------
         Total Discounts                           $  494,078                $  728,901
                                                   ----------                ----------
         Net Revenues                              $1,572,361                $4,120,201
                                                   ==========                ==========


Gross profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary product for the six month period ended July 31, 1996 was $693,497 or 44% of Net Revenues which provided a Gross Profit of $878,864 or 56% of Net Revenues. For the six month period ended July 31, 1995, the Cost of Sales was $977,605 or 24% of Net Revenues, which provided a Gross Profit for the first six month period of the previous year of $3,142,596 or 76% of Net Revenues. The decrease in Gross Profit percent resulted primarily from continuation of fixed co-op advertising costs and an increase in returns. Increases in Gross Revenues, forecasted for the second half of 1996, should improve Gross Profit percentages.



                                                                 Six Months Ended
                                                                 ----------------

                                           July 31, 1996                     July 31, 1995
                                           -------------                     -------------
                                           $                %                $                     %
                                           -                -                -                     -
         Net Revenues                       1,572,361       100               4,120,201            100
         Cost of Goods Sold                   693,497       44                  977,605             24
                                              -------       --               ----------             --
         Gross Profit                         878,864       56                3,142,596             76
                                              =======       ==                =========             ==

         Advertising expenses consist of a multi-media advertising campaign which included TV and radio, signage and other displays. Selling and marketing expenses consist of sales commissions and salaries, coupon redemption, warehouse, freight, supplies and travel expenses. General and administrative expenses consist of salaries and benefits of officers and staff, accounting, legal and other professionals, rent and occupancy costs, factoring commissions and fees, bad debt expense, travel expenses and other administrative costs.

         Advertising expense decreased significantly to $257,507 for the six months ended July 31, 1996 from $2,049,002 for the first six months of 1995. The Company placed a hold on its marketing campaign through June 1996 pending
(i) preparation of advertising materials which could be utilized pending completion of clinical trials for the SeQuester(R) 1 product (ii) the settlement of certain advertising litigation and (iii) adequate financing. The Company also experienced difficulties in maintaining adequate inventory levels of the SeQuester(R) 2 and SeQuester(R) 3 products. Inventory financing became available in April 1996 and inventory buildups to adequate levels occurred by August of 1996. Newspaper advertising commenced in major markets in July 1996 and was supported by radio advertising which commenced in August 1996. Pending advertising litigation was settled in April 1996. A significant portion of the 1995 expense was paid by issuance of restricted shares of Company common stock. In April 1996, the Company reached a settlement of the advertising litigation which resulted in a gain of $845,482. The Company is currently evaluating all of its marketing programs and anticipates significant advertising expenses during the second quarter of 1996.

         Selling and Marketing expenses decreased significantly to $406,305 for the six months ended July 31, 1996 from $1,623,373 for the first six months of 1995. The Company experienced decreases in sales commissions due to a reduction in rates for the 1996 period and decreases in coupon redemption, freight and travel expenses. The decreases were partially offset by increases in salaries, consulting fees and rent expense. Selling and marketing expenses are expected to increase during the second half of 1996.

         General and Administrative expenses increased to $903,917 for the six months ended July 31, 1996 from $753,535 for the same six months of 1995. The Company experienced increases in legal and accounting fees, consulting fees, bad debt expense, salaries, rent, insurance and depreciation offset by decreases in factoring fees and commissions in connection with accounts receivable financing.

         No royalty expense was incurred for the six months ended July 31, 1996 compared with $339,990 for the same six months of 1995. Royalties had been due under the terms of a license agreement which was terminated in March 1996. No royalty expenses are anticipated for the remainder of 1996.

         Interest expense decreased to $57,912 for the six months ended July 31, 1996 from $163,782 for the same six months of 1995. Interest expense for the 1996 period reflects a reduced rate of interest and reduced principal balances on short term loans from stockholders.

         In April 1996, the Company settled certain advertising litigation resulting in a gain of $845,482 and settled certain litigation, resulting in a loss of $80,000, regarding a former sales broker in order to avoid the costs inherent in defending the action.

         In April 1996, Clark Holcomb resigned as a Director and President of the Company and retired 3,800,000 shares of Company common stock personally owned by him in satisfaction of the Company's outstanding loan receivable from him in the amount of $2,223,638. As of January 31, 1996, the balance of principal interest receivable on this loan was $2,145,964 which was expensed for the twelve months ended January 31, 1996. An additional $70,143 was expensed during the six months ended July 31, 1996.

         Interest income for the six months ended July 31, 1995 was $11,469 which resulted from interest accrued on the loan receivable from Clark Holcomb.

         The provision for income taxes is the minimum for State of California Franchise taxes. No provision was made for Federal income tax since the Company has significant net operating loss carryforwards.

         The net loss for the six month period ended July 31, 1996 of $53,038 was the result of a gain on settlement of certain advertising litigation which was offset by a loss from operations. The net loss for the six month period ended July 31, 1995 of $1,777,217 was incurred principally as a result of the significant expenditures made by the Company for its multi-media advertising campaign and initial introduction of the SeQuester(R) products to major retail pharmacy and mass merchandiser chains.

         Net (loss) per common share was ($0.01) for the six months ended July 31, 1996 and ($0.11) for the six months ended July 31, 1995 based on the weighted average shares of common stock outstanding.

         The Company believes that net losses for the period from inception through July 31, 1996 are consistent with the initial development of the Company, the major advertising campaign and its introduction of the SeQuester(R) products. The Company believes that the significant expenditures planned for the advertising campaign for the second half of 1996 will result in future revenues which should enable the Company to achieve profitable operations for the twelve months ended January 31, 1997.

Liquidity and Capital Resources

         Since inception, the Company has received capital for operations and development from private investors in the Company's securities, issuance of private party debt, loans from stockholders and financing from factors as well as revenues from operations. Through July 31, 1996, revenues from operations have been insufficient to satisfy operating expenses, product development and legal costs. The Company, therefore has been dependent on private placement of securities and loans from private investors and stockholders.

         There are no assurances that private capital will continue to be available or that revenues from operations will increase to meet the Company's cash needs, particularly as these needs relate to funding manufacturing costs and advertising campaigns and the development of new products which the Company believes represents its most significant long-term growth opportunities.

         As shown in the accompanying financial statements, the Company has incurred net losses from inception to July 31, 1996 of $6,058,346 including a net loss of $53,038 during the six months ended July 31, 1996.

         Management devoted considerable effort during the first half of 1996 towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters (iii) building adequate product inventories and (iiii) rebuilding its marketing campaign and customer/broker relationships. Newspaper advertising commenced in major markets in July 1996 and was supported by radio advertising commencing in August 1996.

         Management anticipates growth of revenues from its SeQuester(R) products during the remainder of 1996. The Company introduced an appetite suppressant and a chromium based dietary supplement in December, 1995. Additional new health products are scheduled for introduction in the second half of 1996 all under the trademark SeQuester(R).

         For the fiscal year ended January 31, 1994, the Company had 545,500 shares issued and outstanding. During the year ended January 31, 1995 in the acquisition of 100% of the outstanding common stock of SeQuester, the Company issued 14,100,000 shares of its common stock, $0.002 par value, 100,000 shares to the stockholders of the Company and 14,000,000 shares to the stockholders of SeQuester. The Company also issued 1,181,500 additional shares of common stock at various prices during the year ended January 31, 1995.

         During the twelve months ended January 31, 1996, the Company issued an aggregate of 1,267,500 shares of restricted Company stock as consideration for approximately $4,135,000 of advertising. In April 1996, the Company reached a settlement of certain advertising litigation which resulted in return and retirement of 640,000 of these previously issued shares.

         In May 1995, the Company issued 275,000 shares of common stock to a consultant for services and cash consideration of $55,000.

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

         In April 1996, the Company (i) retired 640,000 shares of common stock in connection with settlement of certain advertising litigation (ii), retired 155,200 shares of common stock in connection with the termination of a consulting agreement and (iii) issued 46,000 shares of common stock for other services.

         In April 1996, the Company issued 1,200,000 shares of common stock for gross proceeds of approximately $1,800,000 in a private placement. Upon completion of this financing, the Company issued to the placement agent 300,000 warrants to purchase additional shares of common stock at $2.50 per share. These warrants have a five year life and contain certain registration rights.

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

         In May 1996, the Company issued 35,000 shares of common stock to commission sales brokers and 40,000 shares of common stock in settlement of litigation.

         In June 1996, the Company issued 235,294 shares of common stock for gross proceeds of approximately $449,000 in a private placement.

         In June 1996, the Company issued 300,000 shares of common stock to a consultant for services and cash consideration of $15,000.

         In June 1996, the Company entered into a financing agreement pursuant to which the Company agreed to issue a maximum of 1,000,000 shares of common stock offered at a price per share equal to the lesser of (i) 50% below the closing bid price of the Company's common stock or (ii) $2.00 per share. A broker's commission of 10% is payable in connection with any transactions consummated under this agreement.

         In June 1996, 235,294 shares were issued with the balance of this financing currently scheduled to be completed by September 30, 1996.

         In August 1996, the Company issued (i) 150,000 shares of common stock under the terms of an independent contractor agreement for advertising, design and marketing services and (ii) 4,505 shares of common stock to commission sales brokers.

         From February to October 1995, the Company factored a substantial portion of its accounts receivable to accelerate cash flow for operations. An agreement with the factor was terminated in October 1995, and the Company executed a promissory note for the sum of $750,000, or the aggregate unpaid principal amount of advances up to the sum of $750,000, with interest payable at 10% per annum on the outstanding balance, with a current shareholder. The note plus interest is payable based upon 50% of net collections from product sales with any remaining balance due in full on or before October 17, 1996.
The note is subject to a security agreement which covers all of the accounts receivable, contract rights and inventory of the Company. As of July 31, 1996, the balance of principal and interest outstanding of this note was $334,501.
In August 1996, the Company entered into a stock purchase agreement with the same stockholder wherein the Company issued 125,000 shares of common stock for satisfaction of $250,000 of the principal balance of the secured promissory dated October 17, 1995 due to that stockholder. In connection with this transaction, the Company entered into a put option agreement wherein that stockholder has the right, upon his election, to sell to the Company a total of 125,000 shares of Company common stock at $2.00 per share at any time between October 17, 1996 and April 17, 1997.

         As of July 31, 1996, the Company's working capital position increased from a negative $1,315,263 at January 31, 1996 to a positive $259,851 at July 31, 1996. Increases in current assets include increases in cash of $544,557 and accounts receivable of $130,781, offset by a decrease in inventory of $84,912 and a decrease in other assets of $65,281. Changes in current liabilities include decreases in accounts payable of $466,590, accrued expenses of $110,228 and accrued advertising of $70,095. Increases in current liabilities include commissions payable of $17,910. Notes payable and loans from stockholders decreased $420,966. Current assets increased a net of $525,145 and current liabilities decreased a net of $1,049,969 for the six month period ended July 31, 1996, primarily as a result of private placements in April, June and July 1996. Negative cash flows from operations of $53,038 were reduced by non-cash charges for depreciation and amortization of $119,419 and issuance of common stock for advertising and other expenses of $32,500 and were increased by retirement/issuance of stock of $479,762 in connection with settlements of litigation.

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

         Included in the Notes to the Interim Financial Statements and in this
Item 2. Management's Discussion and Analysis or Plan of Operation are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors (such as the availability of capital and the effectiveness of advertising) may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by the Company.

                           PART II. OTHER INFORMATION


Item 1. - Legal Proceedings:

The Company is involved in several legal actions. For a description of this litigation and certain other pending legal matters involving the Company refer to the Company's Form 10-QSB - Part I for the three months ended July 31, 1996 which are incorporated herein by reference.


Item 6. - Exhibits and Reports on Form 8-K:

         (b) On July 8, 1996, the Company filed a report on Form 8-K which reported under Item 5 of such form.


         (27)    Financial Data Schedule (included only in EDGAR filing).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KCD HOLDINGS INCORPORATED
                                       -------------------------
                                       (Registrant)

Dated September 12, 1996               By: /s/ Wellington A. Ewen
                                          ---------------------------------
                                           Wellington A. Ewen
                                           President


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


         Signature                                          Title                                     Date
         ---------                                          -----                                     ----
/s/ Wellington A. Ewen                     President, Chief Financial Officer,                September 12, 1996
- --------------------------                 and Director
Wellington A. Ewen


/s/ Bonnie L. Richards                     Vice President, Secretary, and Director            September 12, 1996
- ----------------------------------
Bonnie L. Richards