Form 10QSB
period 1996-10-31
KCD HOLDINGS INC
filed 1996-12-13
CIK 796628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended October 31, 1996

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from________________to_______________

                       Commission file number:33-06827-LA

                           KCD HOLDINGS INCORPORATED
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                Nevada                                     95-4029439
          -----------------                              --------------
   (State or other jurisdiction of                       (I.R.S. employer
incorporation or organization number)                 identification number)

2835 Townsgate Road, Suite 110, Westlake Village, CA         91361
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (805) 494-6687 not applicable
-------------------------------------------------------------------------------
 (former, name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes   X   No
                                                         ---    ----
State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

                                                            Outstanding at
         Class of Common Stock                              November 30, 1996
         ---------------------                              -----------------
               $.002 par value                                 14,606,874

Transitional Small Business Disclosure Format      Yes    No  X
                                                       ---   ----
          Number of sequentially numbered pages in the  document:  29

                                  FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                           KCD HOLDINGS INCORPORATED

                                     Index

PART 1 - FINANCIAL INFORMATION                                                                Page
                                                                                              ----
         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets at                                               F-3
                 January 31, 1996 and October 31, 1996 (unaudited)

                 Consolidated Statements of Operations for the three                          F-4
                 months and the nine months ended October 31, 1995 (unaudited)
                 and 1996 (unaudited)

                 Consolidated Statement of Stockholders' Investment                           F-5
                 for the nine months ended October 31, 1996 (unaudited)

                 Consolidated Statement of Cash Flows                                         F-6
                 for the nine months ended October 31, 1995 (unaudited)
                 and 1996 (unaudited)

                 Notes to Consolidated Financial Statements                                   F-7


         Item 2.  Management's Discussion and Analysis or Plan of                             17
                  Operation.


PART II. - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                           28

         Item 2.  Changes in Securities                                                       28

         Item 6.  Exhibits and Reports on Form 8-K                                            28


Signatures                                                                                    29

PART I. FINANCIAL INFORMATION
  ITEM  1. FINANCIAL STATEMENTS


                           KCD HOLDINGS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                       OCTOBER 31, 1996      JANUARY 31, 1996
                                                                                      ------------------     -----------------
                                                                                         (Unaudited)
  CURRENT ASSETS:
       Cash                                                                                    $548,725               $48,279
       Accounts receivable, net                                                                 268,515               381,098
       Accounts receivable - other                                                               14,430               115,065
       Inventory                                                                              2,254,295               864,547
       Other                                                                                     11,673                 9,720
                                                                                      ------------------     -----------------
            Total current assets                                                              3,097,638             1,418,709
                                                                                      ------------------     -----------------

  PROPERTY AND EQUIPMENT, net                                                                   146,915               184,357
                                                                                      ------------------     -----------------

  OTHER ASSETS:
       Deposits                                                                                  14,338                 3,938
       Intangibles, net                                                                           2,139                 2,333
                                                                                      ------------------     -----------------
          Total other assets                                                                     16,477                 6,271
                                                                                      ------------------     -----------------
             Total assets                                                                    $3,261,030            $1,609,337
                                                                                      ------------------     -----------------


                                                     LIABILITIES AND STOCKHOLDERS'  INVESTMENT (DEFICIT)

  CURRENT LIABILITIES:
       Accounts payable                                                                      $1,156,721              $836,484
       Accrued expenses                                                                         173,976               224,011
       Accrued advertising                                                                      150,000               173,417
       Commissions payable                                                                       31,663                31,948
       Royalties payable                                                                              0               150,515
       Collateralized note payable-related party                                                      0               621,018
       Loans from stockholders                                                                  422,628               696,579
                                                                                      ------------------     -----------------
             Total current liabilities                                                        1,934,988             2,733,972
                                                                                      ------------------     -----------------

      Commitments and contingencies (see Notes)

  STOCKHOLDERS' INVESTMENT (DEFICIT)
       Common stock, par value  $.002 per share; 25,000,000 shares                               29,214                33,204
           authorized; issued and outstanding 14,606,874 as of October 31, 1996 and 16,602,000 as of January 31, 1996
       Additional paid in capital                                                             8,912,287             8,365,580
       Accumulated deficit                                                                   (6,576,278)           (6,005,308)
       Prepaid advertising and consulting fees                                               (1,039,181)           (3,518,111)
                                                                                      ------------------     -----------------
             Total stockholders' investment (deficit)                                         1,326,042            (1,124,635)
                                                                                      ------------------     -----------------
                 Total liabilities and stockholders' investment (deficit)                    $3,261,030            $1,609,337
                                                                                      ------------------     -----------------



  The accompanying notes are an integral part of these consolidated financial statements.

                           KCD HOLDINGS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995


                                               ------THREE MONTHS ENDED-----               -----NINE MONTHS ENDED-----
                                          OCTOBER 31, 1996        OCTOBER 31, 1995  OCTOBER 31, 1996        OCTOBER 31, 1995
                                          -----------------       ------------      -----------------       -----------------
                                             (Unaudited)          (Unaudited)          (Unaudited)             (Unaudited)
   Net Revenues                                   $953,511           $990,345             $2,525,872              $5,110,546
   Cost of Goods Sold                              362,094            261,423              1,055,591               1,239,028
                                          -----------------       ------------      -----------------       -----------------

   Gross Profit                                    591,417            728,922              1,470,281               3,871,518
                                          -----------------       ------------      -----------------       -----------------

   Operating Expenses:
      Advertising                                  605,952             87,192                863,459               2,136,194
      Selling and  marketing                       284,855            191,958                691,160               1,815,331
      General and administrative                   357,698            436,267              1,261,615               1,189,802
      Royalties                                          -             92,868                      -                 432,858
                                          -----------------       ------------      -----------------       -----------------
                                                 1,248,505            808,285              2,816,234               5,574,185
                                          -----------------       ------------      -----------------       -----------------

   Profit (Loss) from Operations                  (657,088)           (79,363)            (1,345,953)             (1,702,667)
                                          -----------------       ------------      -----------------       -----------------

   Non - Operating Income (Expense)
      Interest expense                             (12,089)          (103,342)               (70,001)               (267,124)
      Interest income                                                  23,788                                         35,257
                                          -----------------       ------------      -----------------       -----------------
                                                   (12,089)           (79,554)               (70,001)               (231,867)
   Litigation Settlements, net                     151,245                  -                916,727                       -
   Payments to Officer and Stockholder                   -                  -                (70,143)                      -

                                          -----------------       ------------      -----------------       -----------------
   Income (Loss) before Income Taxes              (517,932)          (158,917)              (569,370)             (1,934,534)

   Provision for Income Taxes                            -                  -                  1,600                   1,600
                                          -----------------       ------------      -----------------       -----------------


   Net Profit (Loss)                             ($517,932)         ($158,917)             ($570,970)            ($1,936,134)
                                          =================       ============      =================       =================


   Weighted average shares of
       Common Stock Outstanding:                14,210,878         16,095,544             14,577,077              15,933,423
                                          =================       ============      =================       =================



   Net Profit  (Loss) per share:                    ($0.04)            ($0.01)                ($0.04)                 ($0.12)
                                          =================       ============      =================       =================



  The accompanying notes are an integral part of these consolidated financial statements.

                           KCD HOLDINGS INCORPORATED

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT (DEFICIT)

                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1996

                                       Common Stock
                                       ------------             Additional        Accumulated     Equity          Stockholder's
                             Number of shares    Par value    Paid In Capital       Deficit      Reductions    Investment (Deficit)
                             ----------------    ---------    ---------------    ------------    ----------    --------------------
Balance January 31, 1996         16,602,000       $33,204        $8,365,580      $(6,005,308)   $(3,518,111)        $(1,124,635)

Common stock retired,
   advertising settlement          (640,000)       (1,280)       (1,918,720)               -              -          (1,920,000)

Issuance of common stock
   in litigation settlement          40,000            80            59,920                -              -              60,000

Common stock retired,
   consulting services             (155,200)         (310)       (1,047,290)               -              -          (1,047,600)

Common stock retired,
   satisfaction of loan          (3,800,000)       (7,600)                -                -              -              (7,600)

Issuance of common stock
   for services                     540,047         1,080           349,815                -              -             350,895

Issuance of common stock
   in private placements          1,895,027         3,790         2,853,232                -              -           2,857,022

Issuance of common stock
   for satisfaction of debt         125,000           250           249,750                -              -             250,000

Net loss for nine months
   ended October 31, 1996                 -             -                 -         (570,970)             -            (570,970)

Reduction in prepaid
   advertising and consulting
   fees                                   -             -                 -                -      2,478,930           2,478,930
                                 ----------       -------        ----------      ------------   ------------        ------------
Balance October 31, 1996         14,606,874        29,214         8,912,287       (6,576,278)    (1,039,181)          1,326,042
   (Unaudited)                   ==========       ========       ===========     ============   ============        ============



  The accompanying notes are an integral part of these consolidated financial statements.

                           KCD HOLDINGS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 and 1995


                                                                           1996               1995
                                                                      --------------     --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:                                (Unaudited)        (Unaudited)
         Net Profit (Loss)                                                ($570,970)       ($1,936,134)

         Adjustments to reconcile Net Profit (Loss)
         to Cash used in operating activities:
             Depreciation and amortization                                  373,728             38,544
             Stock issued for advertising and other services                 50,595          2,947,336
             Litigation settlements - stock (retirement)/issuance          (479,762)                 -
                                                                      --------------     --------------
                                                                           (626,409)         1,049,746
                                                                      --------------     --------------


             (Increase)/decrease in current assets:
                  Accounts receivable, net                                  213,218             23,657
                  Inventory                                              (1,389,748)          (465,425)
                  Other current assets                                       (1,953)        (1,936,139)
              Increase/(decrease)  in current liabilities:
                  Accounts payable                                          320,237             (5,403)
                  Accrued expenses                                          (50,035)          (113,120)
                  Accrued advertising                                       (23,417)            98,562
                  Commissions payable                                          (285)                 -
                  Royalties payable                                        (150,515)          (326,796)
                                                                      --------------     --------------
                                                                         (1,082,498)        (2,724,664)
                                                                      --------------     --------------

         Net cash provided by (used in) operating activities             (1,708,907)        (1,674,918)
                                                                      --------------     --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:


         Purchase of property and equipment                                       -           (151,742)
         Deposits                                                           (10,400)           (33,938)
                                                                      --------------     --------------
         Net cash used in investing activities                              (10,400)          (185,680)

  CASH FLOWS FROM FINANCING ACTIVITIES:

         Retirement of common stock                                          (7,600)                 -
         Proceeds from sale of common stock                               2,872,322          1,007,500
         Note payable                                                      (371,018)           295,454
         Loans from stockholders                                           (273,951)           606,368
                                                                      --------------     --------------
         Net cash provided by financing activities                        2,219,753          1,909,322

  NET INCREASE IN CASH                                                      500,446             48,724

  CASH, BEGINNING BALANCE                                                    48,279              9,088
                                                                      --------------     --------------

  CASH, ENDING BALANCE                                                     $548,725            $57,812
                                                                      ==============     ==============



  The accompanying notes are an integral part of these consolidated financial statements.

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JANUARY 31, 1996 AND OCTOBER 31, 1996



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

The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended October 31, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1996 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JANUARY 31, 1996 AND OCTOBER 31, 1996



Significant customers accounting for 56.7% of revenues for the nine months ended October 31, 1996 include Wal-Mart Stores 29.1%, Kmart 16% and American Drug Stores 11.6%. Major customers accounting for 50% of revenues for the nine months ended October 31, 1995 include Wal-Mart Stores 15%, McKesson Drug Company 10%, Kmart Corp. 7.7%, Mark Stevens (CVS Inc.) 6%, Thrift Drug 5%, Target 3.3% and Walgreen 3%.

(b) Fair Value of Financial Instruments and Credit Risk -- The carrying value of cash, notes and loans from stockholders, approximates their fair values.

(c) Allowance for Doubtful Accounts -- In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts at January 31, 1996 was $52,163 and at October 31, 1996 was $29,835.

(d) Prepaid Advertising -- The Company expenses advertising costs as incurred.

(e) Inventory -- Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:

                                                October 31, 1996              January 31, 1996
                                                ----------------              ----------------
         Product Units                             $ 2,121,724                      $ 704,741
         Packaging and Product Displays                184,945                        153,578
         Shipping Supplies                              10,426                          6,228
                                                   -----------                     ----------
                                                     2,317,095                        864,547
         Less: Allowance for Obsolesence           (    62,800)                            -
                                                   -----------                     ----------
                                                   $ 2,254,295                     $  864,547
                                                   ===========                     ==========

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

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JANUARY 31, 1996 AND OCTOBER 31, 1996



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

(i) Risks and Uncertainties -- In the normal course of business, the Company is subject to certain risks and uncertainties as follows:

       - The Company's primary source of revenue has been from a single product, SeQuester(R) 1; however, the Company introduced two new dietary aid products in December 1995 (SeQuester(R) 2 and SeQuester(R) 3) and introduced a fourth product, PhytoQuest(TM) in October 1996.

       - The Company has a significant deficit and has incurred substantial losses from operations for the period from inception through October 31, 1996.

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

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JANUARY 31, 1996 AND OCTOBER 31, 1996



3.  REVENUES

In the normal course of business during the nine month periods ended October 31, 1996 and 1995, the Company granted its customers a variety of discounts. The discounts granted were as follows:

                                                          1996                       1995
                                                          ----                       ----
         Gross Revenues                             $   3,477,124                $  6,115,019
                                                    -------------                ============

         Discounts:
                 Refunds and Returns                $     441,509                $    136,877
                 Introductory and Promotional             172,675                     419,330
                 Co-op Advertising                        268,305                     331,598
                 Other                                     68,763                     116,668
                                                    -------------               -------------
                 Total Discounts                    $     951,252                $  1,004,473
                                                    -------------               =============
                 Net Revenues                       $    2,525,872                $  5,110,546
                                                    ==============                ============


4.  PROPERTY AND EQUIPMENT

                                                   October 31, 1996               January 31, 1996
                                                   ----------------               ----------------
         Product Tooling                             $  43,900                      $     43,900
         Machinery and Equipment                        79,280                            79,280
         Furniture and Fixtures                          6,231                             6,231
         Computer Equipment                             31,198                            31,198
         Leasehold Improvements                         54,291                            54,291
                                                     ---------                      ------------
                                                       214,900                           214,900
         Less:  Accumulated Depreciation             (  67,985)                     (     30,543)
                                                     ---------                      ------------
                                                     $ 146,915                      $    184,357
                                                     =========                      ============


5.  LOAN RECEIVABLE FROM OFFICER AND STOCKHOLDER

On February 1, 1995 the Company agreed to loan Clark Holcomb, the President of the Company at that time, up to the principal amount of $2,000,000 with interest payable at the rate of 8% per annum on the unpaid balance. The loan was payable on demand upon sixty days prior notice. In consideration for the loan, Mr. Holcomb agreed and acted to retire 2,000,000 shares of the Company's common stock owned by him and further agreed to personally guarantee and collateralize future borrowings by the Company up to the principal balance of the loan. No salary was paid or accrued for Mr. Holcomb for the twelve months ended January 31, 1996. As of January 31, 1996, the balance of principal and interest receivable on this loan of $2,145,964 was determined to be uncollectible and was expensed during the twelve months ended January 31, 1996. In April 1996, Mr. Holcomb retired 3,800,000 shares of Company common stock personally owned by him in satisfaction of the Company's outstanding loan receivable from him which was

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JANUARY 31, 1996 AND OCTOBER 31, 1996



$2,223,638 at that date. An additional $70,143 was expensed during the nine months ended October 31, 1996.


6.  LOANS PAYABLE TO STOCKHOLDERS AND COLLATERALIZED PROMISSORY NOTE

(a) On October 31, 1996, the Company owed stockholders the amount of $422,628 including principal and interest. These loans are interest bearing, at a rate of 9%, and have varying repayment terms over a one year period, principally for the purpose of providing the Company with working capital. These notes are subject to a security agreement which covers all of the accounts receivable of the Company.

(b) On October 17, 1995, the Company executed a promissory note for the sum of $750,000, or the aggregate unpaid principal amount of advances up to the sum of $750,000, with interest payable at 10% per annum on the outstanding balance with a stockholder. The note, principal plus interest, is payable based upon 50% of net collections from product sales with any remaining balance due in full on or before October 17, 1996. The note was subject to a security agreement which covered all of the accounts receivable, contract rights and inventory of the Company. As of October 31, 1996, the balance of principal and interest outstanding of this note has been satisfied.

In August 1996, the Company entered into a stock purchase agreement with the same stockholder wherein the Company issued 125,000 shares of common stock in satisfaction of $250,000 of the principal balance of the secured promissory note dated October 17, 1995 due to that stockholder. In connection with this transaction, the Company entered into a put option agreement wherein that stockholder has the right, upon his election, to sell to the Company a total of 125,000 shares of Company common stock at $2.00 per share at any time between October 17, 1996 and April 17, 1997.


7.  INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through January 31, 1996, the Company incurred net operating losses for tax purposes of approximately $4,941,000. Differences between financial statement and tax losses consist primarily of amortization, payments to an officer and stockholder, allowance for doubtful accounts, certain interest expenses and termination of sub-chapter S status for a subsidiary in connection with a merger in October, 1994. The net operating loss carryforwards may be used to reduce taxable income through the year 2010. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. During the taxable year ended January 31, 1995, the Company incurred a 50% or more change in ownership. Therefore, the availability of approximately $591,000 of the Company's net operating loss carryforwards may be limited. Net operating loss carryforwards for the State of California are approximately $1,318,000 and are generally available for use to reduce taxable

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JANUARY 31, 1996 AND OCTOBER 31, 1996



income through the year 2000.   The provision for income taxes consists of the
California and New Jersey state minimum taxes imposed on corporations.

Significant components of the Company's net deferred tax assets, as of January 31, 1996 are as follows:

                 Litigation Accrual                                          $     24,000
                 Allowance for Doubtful Accounts                                    8,400
                 Net Operating Loss carry-forward                               1,895,000
                                                                              -----------
                 Gross Deferred Tax Assets                                      1,927,400
                 Valuation Allowance                                          ( 1,927,400)
                                                                              -----------
                 Net Deferred Tax Asset                                       $         -
                                                                              ===========

The Company's valuation allowance of $1,927,400, as of January 31, 1996, is based on the Company's evaluation of the future realization of the deferred tax assets.


8.  CONTRACTS AND AGREEMENTS

(a) Advertising Agreement -- In May 1995, the Company entered into an agreement with Premiere Radio Networks ("Premiere") for bartered advertising in the amount of $1,000,000. As consideration for this advertising, the Company issued 200,000 shares of restricted common stock to Premiere. As of October 31, 1996, $316,387 of unused advertising is currently available in connection with this agreement.

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

During the three months ended July 31, 1996, the Company issued (i) 35,000 shares of common stock to commission sales brokers and (ii) 40,000 shares of common stock in settlement of litigation.

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JANUARY 31, 1996 AND OCTOBER 31, 1996



In June 1996, the Company entered into a financing agreement pursuant to which the Company agreed to issue a maximum of 1,000,000 shares of common stock offered at a price per share equal to the lesser of (i) 50% below the closing bid price of the Company's common stock or (ii) $2.00 per share. During the period June 1996 through October 31, 1996, 695,027 shares were issued with the balance of this financing currently scheduled to be completed by December 31, 1996. Upon completion of this financing, the Company agreed to issue, to the placement agent, 300,000 warrants to purchase common stock at the offering price. These warrants will have a five year life and contain certain registration rights. In addition, upon completion of this financing, the Company agreed to enter into certain investment relationship agreements for a one year period which provide for aggregate payments of $4,000 per month and the issuance of an aggregate of 200,000 warrants to purchase common stock at the offering price. These warrants will have a five year life and contain certain registration rights.

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

In August and October 1996, the Company issued an additional 9,047 shares of common stock to commission sales brokers.

(b) Warrants -- The outstanding public warrants of the Company at October 31, 1996 are as follows:

         Warrant Class                     Amount Outstanding                Exercise Price
         -------------                     ------------------                --------------
             A                                   398,850                         $  0.50
             B                                   488,600                            0.75
             C                                   488,600                            1.00
                                               ---------
                                               1,376,050
                                               =========

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JANUARY 31, 1996 AND OCTOBER 31, 1996



In May 1996, the Company extended the date within which the outstanding warrants could be exercised to June 30, 1997. Exercise of these warrants is subject to an effective registration statement with the Securities and Exchange Commission. No warrants were exercised during the twelve months ended January 31, 1996 or the nine months ended October 31, 1996.

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

Federal Trade Commission

The advertising and promotion of the Company's products is subject to regulation by the Federal Trade Commission's ("FTC") under the Federal Trade Commission Act ("FTCA"). Among other requirements, the FTC requires that all claims made in advertising be truthful and substantiated in accordance with standards that have been developed by the FTC. At present, the Company's advertising claims for its SeQuester(R) products are the subject of an inquiry by the Seattle Regional Office of the FTC. The Seattle Office of the FTC has alleged that previous claims for the SeQuester(R) 1 product were false and/or unsubstantiated in violation of the FTCA. The outcome of the current FTC inquiry is uncertain. The inquiry may result in an administrative settlement that would, among other things, impose restrictions on the Company's future advertising claims for SeQuester(R) 1 and other Company products, and require payment by the Company of an as yet undetermined sum of money as consumer restitution. It is also possible that the inquiry will result in administrative or federal court litigation between the Company and the FTC. Any of these outcomes could have a material adverse effect on the Company.

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JANUARY 31, 1996 AND OCTOBER 31, 1996



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

This action was settled, in July 1996, with respect to Fed Funds, Incorporated resulting in a cash payment received by the Company, in the amount of $57,000. The Company was awarded a judgment of $500,000 against Performance Financial Services, Inc. Balances due from Performance Financial Services, Inc. were deemed to be uncollectible and $58,065 was written off during the nine months ended October 31, 1996.


EHI vs. KCD

In March 1996, Effective Health Inc. ("EHI"), a wholly-owned subsidiary of IMT, filed an action against KCD in Los Angeles County Superior Court. This action alleges causes of action against SeQuester for breach of the First Amended License Agreement ("Amended License Agreement") by and between EHI and SeQuester, declaratory relief and permanent injunction. The action is based upon the alleged failure of SeQuester to pay royalties due pursuant to the Amended License Agreement and use of advertising claims in connection with the sale of the licensed products which were in excess of those which EHI authorized SeQuester to make. SeQuester has denied all of the allegations in
the complaint and, in April 1996, filed an answer and cross-complaint.   The
cross-complaint is based on the Company's belief that the patent for the licensed product under the Amended License Agreement does not appear to infringe any of the Company's products, as set forth in the Company's letter to IMT and EHI, dated February 29, 1996, which demanded repayment of approximately $828,980 in royalties and licensing fees previously paid and the return of 100,000 shares of the Company's common stock issued to IMT thereunder. This cross-complaint names EHI and IMT, as well as Dr. Shell and William Pelzer as former officers of IMT and alleges breach of contract, breach of good faith and fair dealing, negligence, intentional misrepresentation, negligent misrepresentation, conversion, securities fraud, rescission, accounting and constructive trust. The Company has requested, injunctive relief, damages and return of all Company stock issued and monies paid to cross-defendants under the Amended License Agreement. In October 1996, EHI dismissed its complaint, with prejudice, and the Company dismissed its cross-complaint, with prejudice, in accordance with the terms of a Settlement Agreement and Mutual Release (the "Settlement Agreement") resolving the foregoing actions. The terms of the Settlement Agreement provide that: (i) EHI will retain all royalties and license fees previously paid by the Company, with all accounts and obligations between KCD and EHI and its parent Interactive Medical Technologies, Ltd. ("IMT") deemed paid in full; (ii) IMT will retain the 100,000 shares of the Company's stock previously issued to it; (iii) to the extent EHI or IMT has any intellectual property rights or patent interests relative to any fat sequestrant product, the Company is granted an exclusive worldwide perpetual royalty free license to such rights; (iv) the parties agree not to interfere in any manner with the other parties' relationships with manufacturers, marketers or vendors; and (v) the parties agreed to mutual general releases.

                           KCD  HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JANUARY 31, 1996 AND OCTOBER 31, 1996



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

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of October 31, 1996.

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

         In October 1994, the Company entered into a Plan and Agreement of Reorganization and acquired 100% of the issued and outstanding equity shares of SeQuester Incorporated ("SeQuester"), formerly KCD Incorporated, which had commenced operations in 1994. SeQuester became a wholly owned subsidiary of the Company. The Company's activities through 1995 consisted primarily of the development, and marketing of its fat sequestrant product, SeQuester(R) 1.

         The Company introduced an appetite suppressant (SeQuester(R) 2) and a chromium based dietary supplement (SeQuester(R) 3) in addition to its fat sequestrant product (SeQuester(R) 1) in December 1995. Additionally, the Company introduced its fourth product, PhytoQuest(TM), in October 1996. It is composed of phytosterols, which in recent research shows potential to inhibit the gastrointestinal absorption of cholesterol. Additional new health products are scheduled for introduction in 1997, all under the trademark SeQuester(R). To date, the Company has developed access to major domestic retail, pharmacy and mass merchandiser chains in the United States.

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


For the three month period ended October 31, 1996 compared to the three month period ended October 31, 1995:

         Revenues are derived from sales of the dietary fat sequestrant product, an appetite suppressant and a chromium based dietary supplement all under the name SeQuester(R) and, commencing in October 1996, from PhytoQuest(TM), a dietary supplement designed to reduce cholesterol from the food you eat. Gross Revenues for the three months ended October 31, 1996 increased to $1,410,685 from $1,265,917 for the three months ended October 31, 1995 or an 11% increase.

         Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $953,511 for the three months ended October 31, 1996 and $990,345 for the three months ended October 31, 1995 or a 4% decrease.

         The increase in Gross Revenues resulted from commencement of the Company's new marketing campaign and from initial sales of PhytoQuest(TM). The decrease in Net Revenues resulted from an increase in refunds and returns.

         The Company is currently rebuilding its marketing campaign. Newspaper advertising commenced in major markets in July 1996 and was supported by radio advertising which commenced in August 1996. Increases in Gross Revenues are forecasted for the fourth quarter of the fiscal year.

                                                             Three Months Ended
                                                             ------------------

                                                   October 31, 1996                  October 31, 1995
                                                   ----------------                  ----------------
Gross Revenues                                        $ 1,410,685                       $ 1,265,917
                                                      -----------                       -----------

Discounts:
         Refunds and Returns                          $   309,730                       $   114,295
         Introductory and Promotional                      52,042                            68,571
         Co-op Advertising                                 66,168                            63,492
         Other                                             29,234                            29,214
                                                      -----------                       -----------
         Total Discounts                              $   457,174                       $   275,572
                                                      -----------                       -----------
         Net Revenues                                 $   953,511                       $   990,345
                                                      ===========                       ===========


         Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary products for the three month period ended October 31, 1996 was $362,094 or 38% of Net Revenues which provided a Gross Profit of $591,417 or 62% of Net Revenues. For the three month period ended October 31, 1995 the Cost of Sales was $261,423 or 26% of Net Revenues, which provided a Gross Profit for the same three month period of the previous year of $728,922 or 74% of Net Revenues. The decrease in Gross Profit percent resulted primarily from continuation of fixed co-op advertising costs and an increase in refunds and returns. In addition, the Company recorded an allowance for obsolescence of $62,800 which was charged to cost of goods sold during the three months ended October 31, 1996. Increases in Gross Revenues, forecasted for the fourth quarter of the fiscal year, should improve Gross Profit percentages.


                                                                Three Months Ended
                                                                ------------------

                                           October  31, 1996                         October 31, 1995
                                           -----------------                         ----------------
                                           $                %                $                     %
                                           -                -                -                     -
         Net Revenues                       953,511         100               990,345               100
         Cost of Goods Sold                 362,094          38               261,423                26
                                            -------          --               -------                --
         Gross Profit                       591,417          62               728,922                74
                                            =======          ==               ========               ==


         Advertising expenses consist of a multi-media advertising campaign which included newspaper, radio and other displays. Selling and marketing expenses consist of sales commissions and salaries, coupon redemption, warehouse, freight, supplies and travel expenses. General and administrative expenses consist of salaries and benefits of officers and staff, accounting, legal and other professionals, rent and occupancy costs, factoring commissions and fees, bad debt expense, travel expenses and other administrative costs.

         Advertising expense increased to $605,952 for the three months ended October 31, 1996 from $87,192 for the same three months of 1995. The Company placed a hold on its marketing campaign through June 1996 pending (i) preparation of advertising materials which could be utilized pending completion of clinical trials for the SeQuester(R) 1 product (ii) the settlement of certain advertising litigation and (iii) adequate financing. The Company also experienced difficulties in maintaining adequate inventory levels of the SeQuester(R) 2 and SeQuester(R) 3 products. Inventory financing became available beginning in April 1996 and inventory buildups to adequate levels occurred by August of 1996. Newspaper advertising commenced in major markets in July 1996 and was supported by radio advertising which commenced in August 1996. Pending advertising litigation was settled in April 1996. The Company is currently evaluating all of its marketing programs and anticipates significant advertising expenses during the fourth quarter of the fiscal year.

         Selling and Marketing expenses increased to $284,855 for the three months ended October 31, 1996 from $191,958 for the same three months of 1995. The Company experienced decreases in coupon expense and sales commissions due to a reduction in rates for the 1996 period. The decreases were offset by increases in salaries, consulting fees and travel expenses. Selling and marketing expenses are expected to continue to increase during the fourth quarter of the fiscal year.

         General and Administrative expenses decreased to $357,698 for the three months ended October 31, 1996 from $436,267 for the same three months of 1995. The Company experienced increases in legal and consulting fees offset by decreases in salaries, travel expenses, factoring fees and interest in connection with accounts receivable financing.

         No royalty expense was incurred for the three months ended October 31, 1996 compared with $92,868 for the same three months of 1995. Royalties had been due under the terms of a license agreement which was terminated in March 1996. No royalty expenses are anticipated for the remainder of the fiscal year.

         Interest expense decreased to $12,089 for the three months ended October 31, 1996 from $103,342 for the same three months of 1995. Interest expense for the 1996 period reflects a reduced rate of interest and reduced principal balances on short term loans from stockholders.

         Interest income for the three months ended October 31, 1995 was $23,788 which resulted from interest accrued on a loan receivable from Clark Holcomb.

         In August 1996, the Company settled certain litigation regarding a license agreement and royalties with Effective Health Inc., a wholly-owned subsidiary of Interactive Medical Technologies Ltd., which resulted in a net gain of $151,245.

         The net loss for the three month period ended October 31, 1996 of $517,932 was the result of increased advertising, selling and marketing expenditures which were partially offset by a reduction in general and administrative costs combined with a continuation of fixed co- op advertising costs and an increase in returns. The net loss for the three month period ended October 31, 1995 of $158,917 was incurred principally as a result of the significant expenditures made by the Company for its initial introduction of the SeQuester(R) products to major retail pharmacy and mass merchandiser chains.

         Net (loss) per common share was ($0.04) for the three months ended
October 31, 1996 and    ($0.01) for the three months ended October 31, 1995
based on the weighted average shares of common stock outstanding.

For the nine month period ended October 31, 1996 compared to the nine month period ended October 31, 1995:

Revenues are derived from sales of the dietary fat sequestrant product, an appetite suppressant and a chromium based dietary supplement product all under the name SeQuester(R) and, commencing October 1996, from PhytoQuest(TM), a dietary supplement designed to reduce cholesterol from the food you eat. Gross revenues for the first nine months ended October 31, 1996 were $3,477,124 vs. $6,115,019 for the nine months ended October 31, 1995, or a 43% decrease.
Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $2,525,872 for the nine months ended October 31, 1996 and $5,110,546 for the nine months ended October 31, 1995 or a 51% decrease.

The significant decrease in Gross Revenues resulted from a hold on the Company's marketing campaign pending (i) preparation of advertising materials which could be utilized pending completion of clinical trials for the SeQuester(R) 1 product (ii) the settlement of certain advertising litigation and (iii) adequate financing. The Company also experienced difficulties in maintaining adequate inventory levels of the SeQuester(R) 2 and SeQuester(R) 3 products. During April 1996, the pending advertising litigation was settled and the initial phase of financing was completed. Clinical trials for the SeQuester(R) 1 product were extended through the third quarter of 1996.

         The Company is currently rebuilding its marketing campaign. Newspaper advertising commenced in major markets in July 1996 and was supported by radio advertising which commenced in August 1996. Increases in Gross Revenues are forecasted for the fourth quarter of the fiscal year. The decrease in Net Revenues resulted from an increase in refunds and returns.


                                                             Nine Months Ended
                                                             -----------------

                                                   October 31, 1996                  October 31, 1995
                                                   ----------------                  ----------------
Gross Revenues                                       $ 3,477,124                     $  6,115,019
                                                     ------------                    --------------

Discounts:
         Refunds and Returns                         $   441,509                     $    136,877
         Introductory and Promotional                    172,675                          419,330
         Co-op Advertising                               268,305                          331,598
         Other                                            68,763                          116,668
                                                      -----------                    ------------
         Total Discounts                             $   951,252                     $  1,004,473
                                                     -----------                     ------------
         Net Revenues                                $ 2,525,872                     $  5,110,546
                                                     ===========                     ============

Gross profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary product for the nine month period ended October 31, 1996 was $1,055,591 or 42% of Net Revenues which provided a Gross Profit of $1,470,281 or 58% of Net Revenues. For the nine month period ended October 31, 1995, the Cost of Sales was $1,239,028 or 24% of Net Revenues, which provided a Gross Profit for the first nine month period of the previous year of $3,871,518 or 76% of Net Revenues. The decrease in Gross Profit percent resulted primarily from continuation of fixed co-op advertising costs and an increase in returns. In addition, the Company recorded an allowance for obsolescence of $62,800 which was charged to cost of goods sold during the nine months ended October 31,1996. Increases in Gross Revenues, forecasted for the fourth quarter of the fiscal year, should improve Gross Profit percentages.


                                                                Nine Months Ended
                                                                -----------------

                                           October 31, 1996                          October 31, 1995
                                           ----------------                          ----------------
                                           $                %                $                     %
                                           -                -                -                     -
         Net Revenues                      2,525,872        100              5,110,546             100
         Cost of Goods Sold                1,055,591        42               1,239,028              24
                                           ---------        --               ---------              --
         Gross Profit                      1,470,281        58               3,871,518              76
                                           =========        ==               =========              ==


         Advertising expenses consist of a multi-media advertising campaign which included newspaper and radio, signage and other displays. Selling and marketing expenses consist of sales commissions and salaries, coupon redemption, warehouse, freight, supplies and travel expenses. General and administrative expenses consist of salaries and benefits of officers and staff, accounting, legal and other professionals, rent and occupancy costs, factoring commissions and fees, bad debt expense, travel expenses and other administrative costs.

         Advertising expense decreased significantly to $863,459 for the nine months ended October 31, 1996 from $2,136,194 for the first nine months of 1995. The Company placed a hold on its marketing campaign through June 1996 pending (i) preparation of advertising materials which could be utilized pending completion of clinical trials for the SeQuester(R) 1 product (ii) the settlement of certain advertising litigation and (iii) adequate financing. The Company also experienced difficulties in maintaining adequate inventory levels of the SeQuester(R) 2 and SeQuester(R) 3 products. Inventory financing became available beginning in April 1996 and inventory buildups to adequate levels occurred by August of 1996. Newspaper advertising commenced in major markets in July 1996 and was supported by radio advertising which commenced in August 1996. Pending advertising litigation was settled in April 1996. A significant portion of the 1995 expense was paid by issuance of restricted shares of Company common stock. In April 1996, the Company reached a settlement of the advertising litigation which resulted in a gain of $845,482. The Company is currently evaluating all of its marketing programs and anticipates significant advertising expenses during the fourth quarter of the fiscal year.

         Selling and Marketing expenses decreased significantly to $691,160 for the nine months ended October 31, 1996 from $1,815,331 for the first nine months of 1995. The Company experienced decreases in sales commissions due to reduced sales volumes and a reduction in rates for the 1996 period and decreases in coupon redemption, freight and travel expenses. The decreases were partially offset by increases in salaries, consulting fees, marketing supplies and rent expense. Selling and marketing expenses are expected to increase during the fourth quarter of the fiscal year.

         General and Administrative expenses increased to $1,261,615 for the nine months ended October 31, 1996 from $1,189,802 for the same nine months of 1995. The Company experienced increases in legal and accounting fees, consulting fees, bad debt expense, salaries, rent, insurance and depreciation offset by decreases in travel expenses, factoring fees and interest in connection with accounts receivable financing.

         No royalty expense was incurred for the nine months ended October 31, 1996 compared with $432,858 for the same nine months of 1995. Royalties had been due under the terms of a license agreement which was terminated in March 1996. No royalty expenses are anticipated for the remainder of the fiscal year.

         Interest expense decreased to $70,001 for the nine months ended October 31, 1996 from $267,124 for the same nine months of 1995. Interest expense for the 1996 period reflects a reduced rate of interest and reduced principal balances on short term loans from stockholders.

         Interest income for the nine months ended October 31, 1995 was $35,257 which resulted from interest accrued on the loan receivable from Clark Holcomb.

         In April 1996, the Company settled certain advertising litigation resulting in a gain of $845,482 and settled certain litigation, resulting in a loss of $80,000, regarding a former sales broker in order to avoid the costs inherent in defending the action. In August 1996, the Company settled certain litigation regarding a license agreement and royalties with Effective Health Inc., a wholly-owned subsidiary of Interactive Medical Technologies Ltd., which resulted in a net gain of $151,245.

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

         The provision for income taxes is the minimum for the States of New Jersey and California Franchise taxes. No provision was made for Federal income tax since the Company has significant net operating loss carryforwards.

         The net loss for the nine month period ended October 31, 1996 of $570,970 was the result of gains on settlement of certain litigation matters which were offset by a loss from operations. The net loss for the nine month period ended October 31, 1995 of $1,936,134 was incurred principally as a result of the significant expenditures made by the Company for its multi-media advertising campaign and initial introduction of the SeQuester(R) products to major retail pharmacy and mass merchandiser chains.

         Net (loss) per common share was ($0.04) for the nine months ended October 31, 1996 and ($0.12) for the nine months ended October 31, 1995 based on the weighted average shares of common stock outstanding.

         The Company believes that net losses for the period from inception through October 31, 1996 are consistent with the initial development of the Company, the major advertising campaign and its introduction of the SeQuester(R) products. The Company believes that the significant expenditures planned for the advertising campaign for the fourth quarter of the fiscal year will result in future revenues which should enable the Company to achieve profitable operations for the twelve months ended January 31, 1997.


Liquidity and Capital Resources

         Since inception, the Company has received capital for operations and development from private investors in the Company's securities, issuance of private party debt, loans from stockholders and financing from factors as well as revenues from operations. Through October 31, 1996, revenues from operations have been insufficient to satisfy operating expenses, product development and legal costs. The Company, therefore has been dependent on private placement of securities and loans from private investors and stockholders.

         There are no assurances that private capital will continue to be available or that revenues from operations will increase to meet the Company's cash needs, particularly as these needs relate to funding manufacturing costs and advertising campaigns and the development of new products which the Company believes represents its most significant long-term growth opportunities.

         As shown in the accompanying financial statements, the Company has incurred net losses from inception to October 31, 1996 of $6,576,278 including a net loss of $570,970 during the nine months ended October 31, 1996.

         Management devoted considerable effort during the first three quarters of 1996 towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters (iii) building adequate product inventories and
(iiii) rebuilding its marketing campaign and customer/broker relationships. Newspaper advertising commenced in major markets in July 1996 and was supported by radio advertising commencing in August 1996.

         Management anticipates growth of revenues from its SeQuester(R) products during the remainder of the fiscal year. The Company introduced an appetite suppressant and a chromium based dietary supplement in December, 1995 and a phytosterol based dietary supplement in October 1996. Additional new health products are scheduled for introduction in 1997 all under the trademark SeQuester(R).

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

         In April 1996, the Company issued 1,200,000 shares of common stock for net proceeds of $1,665,000 in a private placement. Upon completion of this financing, the Company issued to the placement agent 300,000 warrants to purchase additional shares of common stock at $2.50 per share. These warrants have a five year life and contain certain registration rights.

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

         In June 1996, the Company entered into a financing agreement pursuant to which the Company agreed to issue a maximum of 1,000,000 shares of common stock offered at a price per share equal to the lesser of (i) 50% below the closing bid price of the Company's common stock or (ii) $2.00 per share. During the period June 1996 through October 31, 1996, 695,027 shares were issued for net proceeds of $1,192,022 with the balance of this financing currently scheduled to be completed by December 31, 1996.

         In August and October 1996, the Company issued (i) 150,000 shares of common stock under the terms of an independent contractor agreement for advertising, design and marketing services and (ii) 9,047 shares of common stock to commission sales brokers.

         From February to October 1995, the Company factored a substantial portion of its accounts receivable to accelerate cash flow for operations. An agreement with the factor was terminated in October 1995, and the Company executed a promissory note for the sum of $750,000, or the aggregate unpaid principal amount of advances up to the sum of $750,000, with interest payable at 10% per annum on the outstanding balance, with a current shareholder. The note plus interest is payable based upon 50% of net collections from product sales with any remaining balance due in full on or before October 17, 1996.
The note was subject to a security agreement which covers all of the accounts receivable, contract rights and inventory of the Company. As of October 31, 1996, the balance of principal and interest outstanding of this note has been satisfied. In August 1996, the Company entered into a stock purchase agreement with the same stockholder wherein the Company issued 125,000 shares of common stock for satisfaction of $250,000 of the principal balance of the secured promissory dated October 17, 1995 due to that stockholder. In connection with this transaction, the Company entered into a put option agreement wherein that stockholder has the right, upon his election, to sell to the Company a total of 125,000 shares of Company common stock at $2.00 per share at any time between October 17, 1996 and April 17, 1997.

         As of October 31, 1996, the Company's working capital position increased from a negative $1,315,263 at January 31, 1996 to a positive $1,162,650 at October 31, 1996. Increases in current assets include increases in cash of $500,446, inventory of $1,389,748 and other assets of $1,953 offset by a decrease in accounts receivable of $213,218. Changes in current liabilities include decreases in accrued expenses of $50,035, accrued advertising of $23,417, and commissions payable of $285. Notes payable and loans from stockholders decreased $894,969. Royalties payable decreased $150,515 as a result of a litigation settlement. Accounts payable increased $320,237. Current assets increased a net of $1,678,929 and current liabilities decreased a net of $798,984 for the nine month period ended October 31, 1996, primarily as a result of private placements. Negative cash flows from operations of $570,970 were reduced by non-cash charges for depreciation and amortization of $373,728 and issuance of common stock for advertising and other services of $50,595 and were increased by retirement/issuance of stock of $479,762 in connection with settlements of litigation.

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

                           PART II. OTHER INFORMATION


Item 1. - Legal Proceedings:

The Company is involved in several legal actions. For a description of this litigation and certain other pending legal matters involving the Company refer to the Company's Form 10-QSB - Part I for the quarterly period ended October 31, 1996 which are incorporated herein by reference.


Item 2. - Changes in Securities:

         (c) In August 1996, the Company issued 150,000 shares (the "Shares") of its $.002 par value Common Stock (the "Common Stock") to an independent contractor pursuant to an agreement between the Company and the independent contractor to provide certain advertising, design and marketing services at a purchase price of par value. The Shares are subject to repurchase by the Company at par value for a period of two (2) years from the date of purchase. The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), on the basis that the offer and sale of the Shares did not involve any public offering. All of the Shares issued contained the appropriate restrictive legend.

                 In August and October 1996, the Company issued an aggregate of 9,047 shares of its Common Stock to two (2) of the Company's commission sales brokers in partial satisfaction of cash sales commissions due, at a purchase price of $2.00 per share. The Company relied on the exemption from registration contained in
                 Section 4(2) of the 1933 Act on the basis that the offer and sale of these shares did not involve any public offering. The shares issued contained the appropriate restrictive legend.


Item 6. - Exhibits and Reports on Form 8-K:

         (b) On October 31, 1996, the Company filed a report on Form 8-K which reported under Item 5 of such form.


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




                                       KCD HOLDINGS INCORPORATED
                                       -------------------------
                                       (Registrant)

Dated December 13, 1996                By: /s/ Wellington A. Ewen
                                          ------------------------------
                                          Wellington A. Ewen
                                          President


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


         Signature                                          Title                                     Date
         ---------                                          -----                                     ----
/s/ Wellington A. Ewen            President, Chief Financial Officer,                             December 13, 1996
--------------------------        and Director
Wellington A. Ewen


/s/ Bonnie L. Richards            Vice President, Secretary, and Director                         December 13, 1996
--------------------------
Bonnie L. Richards