Form 10KSB40
period 1997-01-31
SEQUESTER HOLDINGS INC/NV
filed 1997-05-01
CIK 796628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       (Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  (FEE REQUIRED)

                   For the fiscal year ended JANUARY 31, 1997

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        For the transition period from      to
                                                       ----    ----

                        Commission file number 33-06827LA
                                               ----------

                        SEQUESTER HOLDINGS, INCORPORATED
                        --------------------------------

                      (Formerly KCD Holdings Incorporated)
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                        95-4532103
           ------                                        ----------
(State or other jurisdiction of                     (Formerly 95-4029439)
 incorporation or organization)               (IRS Employer Identification No.)

       2835 TOWNSGATE ROAD, SUITE 110, WESTLAKE VILLAGE, CALIFORNIA 91361
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (805) 494-6687
                                 --------------
                         (Registrant's telephone number)

                    -----------------------------------------

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: NONE.

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   ------    ------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         For the fiscal year ended January 31, 1997, the Registrant's revenues were approximately $2,846,000.

         As of April 15, 1997, the aggregate market value of Registrant's voting stock held by non-affiliates was approximately $1,983,000.

         As of April 15, 1997, the Registrant had 15,808,163 shares of common stock outstanding.

         Documents Incorporated by Reference:  NONE

         Transitional Small Business Disclosure Format:  Yes         No   X
                                                             ------     ------


--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

         SeQuester Holdings, Incorporated (the "Company"), formerly KCD Holdings Incorporated, was incorporated in the State of Nevada on February 13, 1986. The Company's principal offices are located at 2835 Townsgate Road Suite 110, Westlake Village, California, 91301.

         On July 30, 1994, the sole director of the Company consented, subject to shareholder approval, (i) to authorize the execution of the Plan and Agreement of Reorganization (the "Plan") by and between KCD Incorporated, a California corporation ("KCD"), and the Company; (ii) to amend the Articles of Incorporation to change the name of the Company from Commonwealth Associates, Inc. to KCD Holdings Incorporated; and (iii) to authorize the sale and issuance of not more than 100,000 shares of stock in cancellation of indebtedness.

         At a special meeting of the Company's shareholders held on October 5, 1994, the shareholders (i) ratified the action of the Board of Directors in entering into the Plan with KCD; (ii) adopted the resolution of the Board of Directors amending the Articles of Incorporation to change the name of the Company to KCD Holdings Incorporated; and (iii) elected a new Board of Directors. Pursuant to the Plan, as amended, the Company exchanged 14,000,000 shares of its common stock for 100% of the outstanding shares of KCD, making KCD a wholly owned subsidiary.

         On July 5, 1996, KCD Incorporated changed its name to SeQuester Incorporated ("SeQuester"). On March 12, 1997, KCD Holdings Incorporated changed its name to SeQuester Holdings, Incorporated.

Business Description

         The Company is engaged in marketing and distributing a line of diet aid products, including a specially formulated dietary supplement sold under the name "SeQuester(R) 1" as well as an appetite suppressant sold under the name "SeQuester(R) 2," a Chromium dietary supplement with L-Carnitine, sold under the name "ChromaQuest(TM)" and a Phytosterol dietary supplement which inhibits dietary cholesterol absorption sold under the name "PhytoQuest(TM)", collectively referred to herein as the Company's "SeQuester products".

Principal Product

         SeQuester(R) 1

         SeQuester(R) 1 is a dietary supplement marketed as part of a plan to aid in weight loss (the "SeQuester Plan"). The SeQuester Plan consists of three components: a recommended low-calorie, low-fat diet; an exercise regimen; and the SeQuester(R) 1 dietary supplement itself.

         The SeQuester(R) 1 dietary supplement contains a combination of soluble and insoluble fibers. Dietary fiber has been shown in published studies to reduce feelings of hunger and contribute to weight loss, although no specific weight loss claims are made for the SeQuester(R) 1 dietary supplement except as part of the SeQuester Plan. In clinical studies sponsored by the Company at the University of California at Los Angeles, subjects who followed a diet and exercise plan similar to the SeQuester Plan experienced meaningful weight loss, although no weight loss effect was shown for the SeQuester dietary supplement alone.

Additional Products

         During the 1996 fiscal year, the Company introduced two new products, SeQuester(R) 2 and ChromaQuest(TM), which were developed to complement SeQuester(R) 1 and increase the Company's product line and name recognition. SeQuester(R) 2 is an appetite suppressant which functions to decrease feelings of hunger, and ChromaQuest(TM) is a Chromium dietary supplement with L-Carnitine. These products are marketed as a dietary supplement program.

         SeQuester(R) 2

         SeQuester(R) 2 is a scientifically balanced formula that aids in the reduction of appetite. Phenylpropanolamine Hydrochloride, the active agent in the formula, has been found by the FDA to be a safe and effective over-the-counter drug for appetite reduction and thus weight control. The main mechanism of action for Phenylpropanolamine Hydrochloride is to function as a sympathomimetic agent. Thus, it functions to control weight and curb appetite.

         ChromaQuest(TM)

         ChromaQuest(TM) is a scientifically balanced formula that contains various synergistic factors. One of the ingredients, Chromium, has been shown to regulate blood sugar levels. Additionally in the formula, L-Carnitine has been suggested to increase the Basal Metabolic Rate which, in effect, increases lipogenesis (fat metabolism). Additional ingredients are included in ChromaQuest(TM) to synergistically affect vitamin requirements as well as other metabolic functions.

         PhytoQuest(TM)

         During the 1997 fiscal year, the Company introduced a fourth product, PhytoQuest(TM), a phytosterol dietary supplement which inhibits dietary cholesterol absorption.

Trademarks

         The Company's trademark, SeQuester(R), was registered on May 28, 1996. The Company filed trademark applications for ChromaQuest(TM) and PhytoQuest(TM) in February 1997. The Company will continue the ongoing process of application and expects final approval of its trademark applications within the next year. However, if these approvals are not ultimately received, this could adversely impact the Company's exclusive rights to the product names and market identity.

Manufacturing

         SeQuester(R) 1 is manufactured for the Company by a West Coast Manufacturer in their facility. The Company places purchase orders for SeQuester(R) 1 tablets on an as needed basis and the manufacturer delivers the finished tablets in bulk to the Company's packagers. The Company's manufacturer of SeQuester(R) 1 is generally able to deliver purchase orders in their entirety within five to seven weeks, with partial delivery commencing within three weeks from when the purchase order is placed.

         SeQuester(R) 2 is manufactured for the Company by licensed drug manufacturers on the West Coast. They manufacture in their own facilities. The Company places purchase orders for SeQuester(R) 2 tablets on an as needed basis and the manufacturers deliver the finished tablets in bulk to the Company's packagers. The Company's manufacturers of SeQuester(R) 2 are generally able to deliver purchase orders in their entirety within seven to eight weeks, with partial delivery commencing within six weeks from when the purchase order is placed.

         ChromaQuest(TM) and PhytoQuest(TM) are manufactured by the same West Coast manufacturer the Company uses for SeQuester(R) 1 and are produced in the same time frame as SeQuester(R) 1.

         In April 1996, the Company entered into a five year supply agreement with a major manufacturer to produce all of the Company's SeQuester(R) 1 product requirements for resale within the United States and Canada. This agreement also provides exclusive rights for the Company to sell the SeQuester(R) 1 product to retail stores and certain wholesalers.

         The Company believes that its current manufacturers have sufficient capacity to satisfy its purchase orders for product during the foreseeable future. Additional manufacturers have been identified by the Company in the event additional capacity is required, or the Company experiences any unforeseen problems with its current manufacturers.

         The boxes and package inserts are prepared and printed for the Company and delivered to the packagers for inclusion in all the Company's SeQuester(R) products.

         In April 1996, the Company entered into a five year packaging agreement with an East Coast packager which covers a significant portion of the Company's packaging requirements. When SeQuester(R) tablets and the packaging and insert material has been delivered, the packager packs the tablets into blister cards. The blister cards, containing the tablets and the package inserts, are then placed into a tamper proof box. One box is intended to be a one month supply. Six packaged boxes of SeQuester(R) are then shrink wrapped together and six of these shrink wrapped packages are packed into a case which is then placed on a pallet to be delivered to the Company's East Coast warehouse.

         The West Coast packager then delivers the pallets to the Company's warehouse in Westlake Village, California. The East Coast packager places the pallets in their warehouse for East Coast distribution. The Company processes orders and thereafter ships the product from its warehouses via trucking lines, UPS, RPS and other selected carriers. Freight is prepaid by the Company and averages 2% of the invoice total.

         The Company has no current plans to manufacture SeQuester(R) products itself and intends to rely on outside manufacturers who the Company believes have the capacity to fill all of its order requirements.

Advertising and Marketing

         The Company believes that SeQuester(R) 1 is a technologically unique product in comparison with existing dietary supplements and that the addition of SeQuester(R) 2, ChromaQuest(TM) and PhytoQuest(TM) to the Company's product line will greatly increase SeQuester's(R) brand recognition. However, in order to more aggressively compete in the weight loss industry, the Company believes that it is essential to educate the consumer concerning the SeQuester Plan and the SeQuester(R) 1 technology and distinguish SeQuester(R) 1 from existing diet aid products, as well as familiarize the public with all SeQuester(R) products. To this end, the Company has determined that, based upon test market data, print, radio and television media most effectively market its SeQuester(R) products.

         The Company provides a cooperative advertising allowance which approximates 10% of the invoice price to its customers upon proof of performance. Retailers typically use this allowance for the advertising and marketing of its SeQuester(R) products through various media, including direct mailings, coupon books, inserts and print.

         The Company has advertised its SeQuester(R) products in regional newspapers and marketed its products in magazines and has marketed the product on national network radio programs, as well as cable television.

         The Company markets its SeQuester(R) products to wholesalers and retailers through direct sales to wholesalers and through commissioned brokers to drug and food chain retailers and mass merchandisers. The Company has approximately 12 brokers who market SeQuester(R) products throughout the United States. The Company has successfully placed SeQuester(R) products on the shelves of over 35,000 retail store locations nationally in major drug and food chain retailers, including Walgreen(TM), Eckerd Drug(TM), Sav-On/Osco Drug(TM), Drug Emporium(TM), CVS Drug(TM), Rite-Aid(TM), Revco(TM), Payless Drug(TM), Fedco(TM), Lucky(TM), Ralphs(TM), Longs(TM), Vons(TM), and Albertsons(TM).

         In addition to the aforementioned drug and food chain retailers, SeQuester(R) products are available in K-Mart(TM), Wal-Mart(TM), and Target(TM).

Significant Customers

         The Company earned substantially all of its revenue for the fiscal years ended January 31, 1996 and 1997, from the sale of its SeQuester(R) products to major drug and food chain wholesalers and retailers.

         Major customers accounting for 52.3% of revenues for the fiscal year ended January 31, 1997 include Wal-mart Stores 26.1%, K-Mart Corp. 13.7% and American Drug Stores 12.5%. Major customers accounting for 53.4% of revenues for the fiscal year ended January 31, 1996 include Wal-mart Stores 13.1%, McKesson Drug Company 8.7%, American Drug Stores 7.6%, K-Mart Corp. 7.5%, Revco D.S. Inc. 6.5%, Mark Stevens (CVS, Inc.) 5.2% and Target Stores 4.8%. A loss of one or more of these customers could have a material impact on sales. It is anticipated that sales will increase and that additional customers will be acquired. In spite of the Company's positive outlook, there are no assurances that the Company will maintain its existing customer base or that it will acquire new customers.

         There are currently no sales made outside the United States.

Insurance

         Although the Company considers its SeQuester(R) products to be safe, it may be subject to product liability claims from persons injured through their use. Accordingly, the Company is currently insured and intends to maintain product liability insurance. This policy covers products and operations for an aggregate of $2,000,000, with a $2,000,000 limit per occurrence.

         The Company also carries insurance coverage for general commercial liability. The aggregate amount of the policy is $2,000,000 and is limited to $1,000,000 per occurrence, $1,000,000 for fire damage legal liability and $10,000 for medical per person. The Company also carries an umbrella liability policy for an aggregate of $3,000,000, with a limit of $3,000,000 per occurrence.

         The commercial policy provides coverage for business property at 31265 La Baya Drive, Westlake Village, CA 91361 for $275,000 and at 2835 Townsgate Road Suite 110, Westlake, CA for $60,000 and data processing equipment for $30,000. This policy also covers property located at the East Coast packager for $2,000,000 and the West Coast packager for $123,900. The Company currently does not maintain Directors and Officers liability coverage.

Government Regulation

         Food and Drug Administration.

For purposes of regulation by the Food and Drug Administration ("FDA") under the Food, Drug, and Cosmetic Act ("FDCA"), certain of the Company's products are considered to be dietary supplements, and certain of the Company's products are considered to be over-the-counter ("OTC") drugs. The manufacture, distribution, marketing, storage, record-keeping, and labeling, as well as other specified items relating to dietary supplements and OTC drugs, are subject to comprehensive FDA regulation. Among the restrictions applicable to dietary supplement products are that all labeling claims must be truthful and substantiated and may not include any claims that the product diagnoses, treats, cures, or prevents any disease. For OTC drugs such as those marketed by the Company, ingredients and labeling claims must be in conformity with specific product monographs contained in FDA regulations. Although the Company believes that its SeQuester(R) products currently comply with applicable laws and regulations administered by the FDA in these respective areas, FDA enforcement policy is still evolving, particularly with respect to dietary supplements. There can be no assurance that the FDA will not take enforcement action against one or more of the Company's products on labeling or other grounds. Such enforcement action could have serious negative implications for the Company.

         FDA approval is required before any new drug can be marketed. SeQuester(R) 1 and ChromaQuest(TM) and PhytoQuest(TM) are dietary supplements and therefore are not subject to FDA approval as drugs, provided that, in the course of marketing or advertising such products, the Company does not make claims of a medicinal or therapeutic nature. SeQuester(R) 2 is an FDA approved over-the-counter drug formulation for appetite control to aid weight reduction, containing Phenylpropanolamine Hydrochloride. The Company believes that it is currently in substantial compliance with all applicable material FDA regulations.

         Federal Trade Commission.

         The advertising and promotion of the Company's SeQuester(R) products is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTCA"). Among other requirements, the FTC requires that all claims made in advertising be truthful and substantiated in accordance with standards that have been developed by the FTC. The Company's advertising claims for its SeQuester(R) 1 product were recently the subject of inquiry by the Seattle Regional Office of the FTC which alleged that previous claims for the SeQuester(R) 1 product were false and/or unsubstantiated in violation of the FTCA. On December 18, 1996, the Company's Board of Directors approved a proposed administrative consent order which, if accepted by the FTC, would require the Company to pay $150,000 to the FTC and maintain adequate substantiation for future advertising claims. The proposed consent order would also require Clark
M. Holcomb, a former officer and director of the Company and Bonnie L. Richards, a current officer and director of the Company, to maintain adequate substantiation for the future advertising claims and would impose joint and several liability for the $150,000 payment to the FTC on the Company and Bonnie
L. Richards. The proposed consent order will not become final until it is approved by the FTC after being published for notice and comment. In the event the proposed consent order is not approved, the Company intends to resume settlement discussions with the FTC. Once the proposed order becomes final, the Company, Mr. Holcomb and Ms. Richards will be subject to substantial monetary penalties in the event of non-compliance. Such penalties, if imposed, could have a material adverse effect on the Company.

         Environmental Compliance.

The Company's SeQuester(R) products are not subject to material environmental regulation at this time and the Company does not anticipate future regulation will affect the manufacture of its SeQuester(R) products.

Competition

         The Company operates within a highly competitive environment. The Company competes primarily on the basis of the uniqueness of its products, quality, technological content, service and reliability as perceived by the user, and to a lesser extent, on the basis of price. The Company competes, or will compete, either directly or indirectly, with other companies involved in the diet and weight loss industry. Many of the Company's present and potential competitors have substantially greater financial resources, larger research and development budgets and staff, greater sales volume and larger sales forces than the Company.

         The Company believes that it can compete against even its largest competitors on the basis of the uniqueness of its SeQuester(R) products and as a result of its potential to increase its product lines. The Company estimates that there are in excess of 100 diet aid products on the market which fall into various categories. There are "Appetite Suppressants," which are Phenyl-propanolamine based products such as Dexatrim(TM) and Accutrim(TM); "Thermogenics(TM)," which are Chromium Picolinate based products such as Chroma Slim(TM), and the so called "fat burning" products; "Diuretics" which aid in water weight reduction, with products such as Diurex(TM) and Aqua-ban(TM). The Company believes that its SeQuester(R) products are unique, however, there can be no assurance that SeQuester(R) products will retain their unique position in the marketplace. With the anticipated addition of new products and existing product lines, the Company can increase its name recognition and better provide for its customer's dietary needs, thereby improving its market position. However, the diet industry is highly competitive and there can be no assurance that the Company's anticipated additional products can effectively compete with similar existing products that currently have greater name recognition.

Employees

         The Company has 8 employees, of which 6 are full-time and 2 are part-time. The full time employees were engaged in management, marketing, administrative and support activities. None of the Company's employees are subject to a collective bargaining agreement and the Company believes its relations with its employees are good.

         The Company also enlists the services of approximately 12 independent contractors who work as sales brokers to solicit sales of SeQuester(R) products. The sales brokers are paid a 5% commission on the gross sales amounts.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's principal place of business is located at 2835 Townsgate Road, Suite 110, Westlake Village, California 91361. The Company entered into a lease agreement with Westlake Office Plaza Partnership effective January 1, 1995 for a period of three (3) years. The three year term commenced on January 1, 1995 and terminates on December 31, 1997 with an option to extend for an additional five (5) year period. The premises measure approximately 1,750 square feet and are leased for general office and administrative purposes. The base monthly rent on the premises is $3,938.

         The Company's warehouse is located at 31265 La Baya Drive, Suite B, Westlake Village, California 91361. This property is leased from West Oaks Investment #60, a California Limited Partnership. The base monthly rent is $3,226 for an approximate 4,800 square foot storage facility. The Company uses the property to warehouse and distribute its SeQuester(R) products. The lease commenced on June 1,1994 and terminates on May 30, 1997.

         The Company also leases warehouse space on a month to month basis in Pine Brook, New Jersey at the facilities of its East Coast packager which approximates 5,000 square feet for $4,167 per month.

ITEM 3.  LEGAL PROCEEDINGS.

         The advertising and promotion of the Company's SeQuester(R) products is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTCA"). Among other requirements, the FTC requires that all claims made in advertising be truthful and substantiated in accordance with standards that have been developed by the FTC. The Company's advertising claims for its SeQuester(R) products were recently the subject of inquiry by the Seattle Regional Office of the FTC which alleged that previous claims for the SeQuester(R) 1 product were false and/or unsubstantiated in violation of the FTCA. On December 18, 1996, the Company's Board of Directors approved a proposed administrative consent order which, if accepted by the FTC, would require the Company to pay $150,000 to the FTC and maintain adequate substantiation for future advertising claims. The proposed consent order would also require Clark
M. Holcomb, a former officer and director of the Company and Bonnie L. Richards, a current officer and director of the Company, to maintain adequate substantiation for the future advertising claims and would impose joint and several liability for the $150,000 payment to the FTC on the Company and Bonnie
L. Richards. The proposed consent order will not become final until it is approved by the FTC after being published for notice and comment. In the event the proposed consent order is not approved, the Company intends to resume settlement discussions with the FTC. Once the proposed order becomes final, the Company, Mr. Holcomb and Ms. Richards will be subject to substantial monetary penalties in the event of non-compliance. Such penalties, if imposed, could have a material adverse effect on the Company.

         Charles McClendon ("McClendon") filed a complaint on October 12, 1995 in the Superior Court of the State of California for the County of Los Angeles against Clark M. Holcomb ("Holcomb") and SeQuester alleging breach of contract, fraud, fraudulent misrepresentation, violation of California Corporate Securities Law, money had and received and account stated. McClendon alleged that Holcomb fraudulently breached a contract by and between McClendon and Holcomb pursuant to which Holcomb agreed to sell shares of Interactive Medical Technologies Ltd. ("IMT") stock to McClendon. Plaintiff named SeQuester as the alter-ego of Holcomb. McClendon is seeking damages in a sum in excess of $50,000 as well as attorneys' fees, exemplary and punitive damages. It is the Company's position that it has no obligation or liability to McClendon in connection with this matter. In February 1997, the Company settled these disputed and doubtful claims for the sum of $24,000 to avoid further litigation costs inherent in defending the action, which was dismissed with prejudice.

         In December 1995, the Company entered into a Management Consulting Agreement ("Consulting Agreement") with Peter D. Bistrian Consulting, Inc. ("PBC") for management and marketing consulting services. As compensation for the foregoing consulting services, PBC received 225,000 shares of the Company's common stock (the "Consulting Shares"). The Company acted to register the offer and sale of the Consulting Shares on Form S-8 which was filed in January 1996. In January 1996, the Company terminated the Consulting Agreement as a result of PBC's use of the Company's confidential information for PBC's own benefit. The Company requested in such notice of termination that PBC immediately return the Consulting Shares for cancellation and that PBC immediately cease and desist from trading in the Company's securities. Notwithstanding the Company's notice, it appears that PBC subsequently acted to sell a substantial portion of the Consulting Shares in the open market which was in violation of a lock-up agreement prohibiting the sale of the Consulting Shares. In an attempt to resolve this matter in an expeditious manner, and to secure the Consulting Shares for cancellation, the Company entered into a conditional settlement agreement, contingent upon the return to the Company of all of the Consulting Shares, which required PBC to deliver the Consulting Shares to an escrow account maintained by the law firm of Horowitz, Cutler & Beam ("HC&B") for delivery to the Company. In February 1996, HC&B delivered 155,200 of the 225,000 Consulting Shares to the Company. In May of 1996, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against PBC; Peter D. Bistrian; HC&B; M. Richard Cutler; Gateway Financial Group, Inc.; and Lisa Paige for breach of written contract; legal malpractice; intentional misrepresentation; negligent misrepresentation; securities fraud; conversion; constructive fraud; breach of fiduciary duty; insider trading; breach of covenant of good faith and fair dealing; and violation of the racketeering influenced and corrupt organizations act. The Company is currently in settlement negotiations with respect to defendants PBC; Peter D. Bistrian; HC&B and M. Richard Cutler and has approved a proposed settlement in which certain of the foregoing defendants would pay the Company the sum of $225,000 to settle this action solely with respect to those defendants.

         Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of January 31, 1997.

         As there is no assurance that the Company will prevail in any of the foregoing lawsuits, the Company may incur substantial expense in connection with this litigation. Any unfavorable settlement or judgment against the Company, in which the Company is a defendant, could have a material adverse effect upon the financial condition and operational results of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the 1996-97 fiscal year, the Company did not submit any matter to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "SQST" (formerly "KCDH"). A limited trading market has developed for the Company's Common Stock. The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are interdealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

              Quarter Ended                                 Bid Prices
              -------------                                 ----------
                                                  High                      Low
                                                  ----                      ---
              April 30, 1995                     3 1/16                    2 1/2
              July 31, 1995                      9 1/2                     3 1/16
              October 31, 1995                   6 5/8                     5 1/2
              January 31, 1996                   6 5/8                     2 1/4

              April 30, 1996                     5 5/16                    1
              July 31, 1996                      5 1/8                     3 5/8
              October 31, 1996                   4 7/16                    2 1/2
              January 31, 1997                   2 11/16                   1 1/16


         On April 15, 1997, there were approximately 600 shareholders of record of the Company's Common Stock. On April 15, 1997, the closing bid and ask prices for the Common Stock reported by the Reuters Limited were $0.32 and $0.36 respectively.

         To date, the Company has not declared or paid any cash dividends with respect to its Common Stock. The current policy of the Board of Directors is to retain earnings, if any, in order to provide for the growth of the Company. Consequently, no cash dividend or any other dividend is expected to be paid on the common stock in the foreseeable future. Furthermore, there can be no assurance that the future operations of the Company will generate the revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends.

         The Company presently has outstanding 398,850 "A" Public Warrants, 488,600 "B" Public Warrants and 488,600 "C" Public Warrants that are exercisable, subject to an effective registration statement with the Securities and Exchange Commission, at the following prices through the following expiration dates:

         A Warrants                 $0.50            June 30, 1997
         B Warrants                 $0.75            June 30, 1997
         C Warrants                 $1.00            June 30, 1997

Transfer and Warrant Agent:

         The Transfer and Warrant Agent for the Company is Jersey Transfer & Trust Company, located in Verona, New Jersey.

Changes in Securities - During the fourth quarter of the 1996-97 fiscal year

         In November 1996, the Company issued 16,851 shares of its $.002 par value common stock to an independent contractor for services rendered. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the offer and sale of the shares did not involve any public offering. All of the foregoing shares were issued with the appropriate restrictive legend.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

         SeQuester Holdings, Incorporated ("the Company"), formerly KCD Holdings Incorporated, was incorporated in the state of Nevada on February 13, 1986. The Company's activities from inception until 1993 consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. The Company had only nominal net assets and no operational activities from the fiscal years 1989 through 1993 and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

         The Company is a holding company which operates primarily through its wholly-owned subsidiary, SeQuester Incorporated ("SeQuester"), formerly KCD Incorporated, which was incorporated in November 1993. The Company is a distributor and marketer of technically advanced health products. The Company currently markets dietary aid products under the names SeQuester(R), ChromaQuest(TM) and PhytoQuest(TM). These products are sold to national drug and food chain retailers, wholesalers and mass merchandisers throughout the United States using several of the nation's largest food brokerage firms.

         In October 1994, the Company acquired 100% of the ownership of SeQuester in a reverse merger by issuing 14,100,000 shares of its common stock, $0.002 par value, which consisted of 100,000 shares to the stockholders of the Company for cancellation of indebtedness then outstanding and 14,000,000 shares to the stockholders of SeQuester when unrestricted shares were trading at approximately $1.00 per share. The stock exchange was recorded as a recapitalization of SeQuester using the Company's historical cost. SeQuester, which is engaged in the business of marketing and distributing dietary aids, commenced its operations in February 1994.

         The Company's activities through 1995 consisted primarily of the development and marketing of its dietary supplement product, SeQuester(R) 1. The Company introduced an appetite suppressant (SeQuester(R) 2) and a chromium based dietary supplement (ChromaQuest(TM)) in addition to SeQuester(R) 1 in December 1995. Additionally, the Company introduced its fourth product, PhytoQuest(TM), in October 1996. It is composed of phytosterols, which in recent research shows potential to inhibit the gastrointestinal absorption of cholesterol. Additional new health and beauty aid category products are scheduled for introduction in 1997, all under the trademark SeQuester(R). To date, the Company has developed access to major domestic retail, pharmacy and mass merchandiser chains in the United States.

         The weight loss industry represents an estimated 1 billion dollars in revenues. Millions of Americans begin diets every year and buy diet supplements.

         The primary target for the Company's SeQuester(R) products appears to be relatively sophisticated females, 24 to 49 years old with a history of weight loss efforts. These women are interested in products that are natural, sensible and effective in aiding their struggle to lose unwanted fat. They understand that reduced caloric intake is part of any effective weight loss plan and they are inclined to use the product as directed.

         Market leaders in the weight reduction industry include Dexatrim(TM) and Accutrim(TM), with several additional smaller product marketers.

         Market research indicates that there is a substantial market for dietary supplements that are natural, drug-free products. SeQuester(R) 1 and ChromaQuest(TM) do not contain any diuretics, stimulants, or drugs. SeQuester(R) 2, an appetite suppressant, does not contain any caffeine, diuretic, or sodium. SeQuester(R) 2 is an FDA approved over-the-counter drug formulation for appetite control to aid weight reduction, containing Phenylpropanolamine Hydrochloride. PhytoQuest(TM) contains plant sterols. All of the ingredients comprising the SeQuester(R) 1 product are included in published Food and Drug Administration guidelines for ingredients generally recognized as safe ("GRAS"). ChromaQuest(TM), consists of a synergistic combination of 5 different sources of Chromium, as well as Amino Acids, Vitamin C and Potassium. Chromium is an essential trace mineral which is necessary for proper carbohydrate metabolism. The Company believes that there is a tremendous possibility to assume the lead in this market, well ahead of any other participants who may attempt to enter the market.

Results of Operations

         The Company commenced operations for the marketing and distribution of its SeQuester(R) products in the first calendar months of 1994. Certain costs and necessary expenditures were incurred that will have delayed results on sales, such as sales travel calls and re-visits to wholesalers, brokers and retailers across the nation, as well as a national media advertising campaign. It is now clear that the results of these efforts have brought the Company's SeQuester(R) products to national attention.


For the twelve month period ended January 31, 1997 compared to the twelve month period ended January 31, 1996:

Revenues are derived from sales of the dietary fat sequestrant product and an appetite suppressant under the name SeQuester(R), a chromium based dietary supplement product sold under the name ChromaQuest(TM) and, commencing in October 1996, from PhytoQuest(TM), a dietary supplement designed to reduce cholesterol from the food you eat. Gross Revenues for the twelve months ended January 31, 1997 were $4,144,295 compared to $7,017,442 for the twelve months ended January 31, 1996, or a 41% decrease. Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $2,845,590 for the twelve months ended January 31, 1997 and $5,861,232 for the twelve months ended January 31, 1996 or a 51% decrease.

The significant decrease in Gross Revenues resulted from a hold on the Company's marketing campaign pending (i) preparation of advertising materials which could be utilized upon completion of clinical trials for the SeQuester(R) 1 product
(ii) the settlement of certain advertising litigation and (iii) adequate financing. During April 1996, the pending advertising litigation was settled and the initial phase of financing was completed. Clinical trials for the SeQuester(R) 1 product were completed during the third quarter of 1996.

         The Company is currently rebuilding its marketing campaign. Newspaper advertising commenced in major markets in July 1996 and was supported by radio advertising which commenced in August 1996. In February 1997, the Company commenced a television campaign. The decrease in Net Revenues resulted from a decrease in sales and an increase in refunds and returns.


                                                                 Twelve Months Ended
                                                                 -------------------

                                                         January 31, 1997           January 31, 1996
                                                     -----------------------    --------------------
                                                     $                    %     $                    %
                                                     -                    -     -                    -
Gross Revenues                                       4,144,295           100    7,017,442           100
                                                     ---------           ---    ---------           ---

Discounts:
         Refunds and Returns                           698,743            17      212,398             3
         Introductory and Promotional                  224,685             5      470,067             6
         Co-op Advertising                             292,355             7      352,787             5
         Other                                          82,922             2      120,958             2
                                                      ----------           -      -------             -
         Total Discounts                             1,298,705             31   1,156,210            16
                                                     ---------             --   ---------            --
         Net Revenues                                2,845,590             69   5,861,232            84
                                                     =========             ==   =========            ==

The increase in refunds and returns resulted primarily from (i) return of dated products which had remained unsold by retailers and which could not be resold,
(ii) disposal by retailers of unsaleable products and (iii) a reserve recorded for estimated sales returns.

Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary products for the twelve month period ended January 31, 1997 was $1,104,520 or 39% of Net Revenues which provided a Gross Profit of $1,741,070 or 61% of Net Revenues. For the twelve month period ended January 31, 1996, the Cost of Sales was $1,422,088 or

24% of Net Revenues, which provided a Gross Profit of $4,439,144 or 76% of Net Revenues. The decrease in the Gross Profit percentage resulted primarily from an increase in returns and the continuation of fixed co-op advertising costs. In addition, the Company recorded an allowance for obsolescence of $121,535 which was charged to cost of goods sold during the twelve months ended January 31, 1997.


                                                             Twelve Months Ended
                                                             -------------------

                                                 January 31, 1997                   January 31, 1996
                                            ---------------------------         -------------------------
                                            $                      %            $                     %
         Net Revenues                       2,845,590              100          5,861,232             100
         Cost of Goods Sold                 1,104,520               39          1,422,088              24
                                            ---------               --          ---------              --
         Gross Profit                       1,741,070               61          4,439,144              76
                                            =========               ==          =========              ==


         Advertising expenses consist of a multi-media advertising campaign which included newspaper and radio, signage and other displays. Selling and marketing expenses consist of sales commissions and salaries, coupon redemption, warehouse, freight, supplies and travel expenses. General and administrative expenses consist of salaries and benefits for officers and staff, accounting, legal and other professionals, rent and occupancy costs, bad debt expense, travel expenses and other administrative costs.

         Advertising expense decreased significantly to $1,479,124 for the twelve months ended January 31, 1997 from $3,128,885 for the twelve months ended January 31, 1996. The Company placed a hold on its marketing campaign through June 1996 pending (i) preparation of advertising materials which could be utilized upon completion of clinical trials for the SeQuester(R) 1 product (ii) the settlement of certain advertising litigation and (iii) adequate financing. The Company also experienced difficulties in obtaining financing to maintain adequate inventory levels of SeQuester(R) 2 and ChromaQuest(TM). Inventory financing became available beginning in April 1996 and inventory buildups to adequate levels occurred by August of 1996. Newspaper advertising commenced in major markets in July 1996 and was supported by radio advertising which commenced in August 1996. Pending advertising litigation was settled in April 1996. A significant portion of the 1996 expense was paid by issuance of restricted shares of Company common stock. In April 1996, the Company reached a settlement of the advertising litigation which resulted in a gain of $845,482. The Company is currently evaluating all of its marketing programs and anticipates significant advertising expenses during 1997, subject to adequate financing.

         Selling and Marketing expenses decreased to $893,884 for the twelve months ended January 31, 1997 from $1,009,150 for the twelve months ended January 31, 1996. The Company experienced decreases in sales commissions due to reduced sales volumes and a reduction in rates for the current period and decreases in coupon redemption, freight and travel expenses. The decreases were partially offset by increases in salaries, consulting fees, marketing supplies and rent expense. Selling and marketing expenses are expected to increase during fiscal 1998.

         General and Administrative expenses increased to $1,812,517 for the twelve months ended January 31, 1997 from $1,774,143 for the twelve months ended January 31, 1996. The Company experienced increases in legal and accounting fees, consulting fees, insurance, bad debt expense and shareholder expenses offset by decreases in salaries, travel expenses, office expenses and interest in connection with accounts receivable financing. General and Administrative expenses are expected to decrease during fiscal 1998.

         No royalty expense was incurred for the twelve months ended January 31, 1997 compared with $522,858 for the twelve months ended January 31, 1996. Royalties had been due under the terms of a license agreement which was terminated in March 1996.

         Interest expense decreased to $78,394 for the twelve months ended January 31, 1997 from $275,487 for the twelve months ended January 31, 1996. Interest expense for the twelve months ended January 31, 1997 reflects a reduced rate of interest and reduced principal balances on short term loans from stockholders, which decreased from $1,317,597 as of January 31, 1996 to

$356,999 as of January 31, 1997. Interest expense for the twelve months ended January 31, 1996 included interest on then outstanding balances due for royalties and inventory.

         Interest income for the twelve months ended January 31, 1996 was $101,310 which resulted from interest accrued, at 8% per annum, on the loan receivable from Clark Holcomb.

         In April 1996, the Company settled certain advertising litigation resulting in a gain of $845,482 and settled certain litigation, resulting in a loss of $80,000, regarding a former sales broker in order to avoid the costs inherent in defending the action. In August 1996, the Company settled certain litigation regarding a license agreement and royalties with Effective Health Inc., a wholly-owned subsidiary of Interactive Medical Technologies Ltd., which resulted in a net gain of $151,245. In December 1996, the Company approved a proposed administrative consent order with the FTC regarding alleged unsubstantiated advertising claims which would require the Company to pay $150,000 to the FTC. In February 1997, the Company settled certain other disputed and doubtful claims for the sum of $24,000 to avoid further litigation costs inherent in defending the action.

         In April 1996, Clark Holcomb resigned as a Director and President of the Company and retired 3,800,000 shares of Company common stock personally owned by him in satisfaction of the Company's outstanding loan receivable from him in the amount of $2,223,707. As of January 31, 1996, the balance of principal and interest receivable on this loan was $2,145,964 which was expensed for the twelve months ended January 31, 1996. An additional $70,143 was expensed during the twelve months ended January 31, 1997.

         The provision for income taxes is the minimum for the States of New Jersey and California Franchise taxes. No provision was made for Federal income tax since the Company has significant net operating loss carryforwards.

         The net loss for the twelve month period ended January 31, 1997 of $1,852,365 was the result of gains on settlement of certain litigation matters which were offset by a loss from operations. The net loss for the twelve month period ended January 31, 1996 of $4,317,833 was incurred principally as a result of the significant expenditures made by the Company for its (i) multi-media advertising campaign and initial introduction of the SeQuester(R) products to major retail pharmacy and mass merchandiser chains and (ii) the stockholder loan to Mr. Holcomb which was expensed.

         Net loss per common share was $0.13 for the twelve months ended
January 31, 1997 and $0.27 for the twelve months ended January 31, 1996 based on the weighted average shares of common stock outstanding.

         The Company believes that net losses for the period from inception through January 31, 1997 are consistent with the initial development of the Company, its major advertising campaign and its introduction of the SeQuester(R) products.

For the twelve month period ended January 31, 1996 compared to the twelve month period ended January 31, 1995:

         Revenues are derived from sales of the dietary fat sequestrant product, an appetite suppressant and a chromium based dietary supplement sold under the name SeQuester(R). Gross Revenues for the twelve months ended January 31, 1996 increased to $7,017,442 from $3,243,226 for the twelve months ended January 31, 1995.

         Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $5,861,232 for the twelve months ended January 31, 1996 and $2,714,232 for the twelve months ended January 31, 1995 or a 116% increase. The increase is attributed to a concerted marketing campaign and a significant increase in the number of retail outlets carrying the Company's SeQuester(R) products.

                                                               Twelve Months Ended
                                                               -------------------

                                                         January 31, 1996          January 31, 1995
                                                     ----------------------     -------------------
                                                     $                    %     $                 %
                                                     -                    -     -                 -
Gross Revenues                                       7,017,442           100    3,243,226        100
                                                     ---------           ---    ---------        ---
Discounts:
         Refunds and Returns                           212,398             3       17,929          1
         Introductory and Promotional                  470,067             6      145,589          4
         Co-op Advertising                             352,787             5      324,323         10
         Other                                         120,958             2       41,153          1
                                                     ---------             -    ---------         --
         Total Discounts                             1,156,210            16      528,994         16
                                                     ---------            --    ---------         --
         Net Revenues                                5,861,232            84    2,714,232         84
                                                     =========            ==    =========         ==

         Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary products for the twelve month period ended January 31, 1996 was $1,422,088 or 24% of Net Revenues which provided a Gross Profit of $4,439,144 or 76% of Net Revenues. For the twelve month period ended January 31,1995 the Cost of Sales was $763,149 or 28% of Net Revenues, which provided a Gross Profit for the twelve month period of the previous year of $1,951,083 or 72% of Net Revenues. The steady increase in Gross Profits is consistent with the increase in revenue which can be attributed to the concerted marketing campaign and a significant increase in the number of retail outlets carrying the Company's SeQuester(R) products.

                                                               Twelve Months Ended
                                                               -------------------

                                                January 31, 1996                   January 31, 1995
                                            ----------------------              -------------------
                                            $                 %                 $                   %
                                            -                 -                 -                   -
         Net Revenues                       5,861,232        100                2,714,232          100
         Cost of Goods Sold                 1,422,088         24                  763,149           28
                                            ---------         --                ---------           --
         Gross Profit                       4,439,144         76                1,951,083           72
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

         Advertising expense increased to $3,128,885 for the twelve months ended January 31, 1996 from $723,341 for the twelve months ended January 31, 1995 as the Company accelerated its marketing campaign, particularly TV and radio media. A significant portion of this expense was paid by issuance of restricted shares of Company common stock.

         Selling and Marketing expenses increased to $1,009,150 for the twelve months ended January 31, 1996 from $834,875 for the twelve months ended January 31, 1995. The Company experienced increases in sales commissions, coupon redemption and travel expenses as sales volumes increased.

         General and Administrative expenses increased to $1,774,143 for the twelve months ended January 31, 1996 from $1,518,768 for the twelve months ended January 31, 1995. The Company experienced increases in accounting and legal fees, travel expenses and incurred factoring fees and commissions in connection with accounts receivable financing. In January 1996, the Company expensed the remaining balance of the unamortized license fee of $38,889.

         Royalty expense decreased to $522,858 for the twelve months ended January 31, 1996 from $550,101 for the twelve months ended January 31, 1995 as a result of sales volume increases, offset by a reduction in the royalty rate effective in April 1995.

         Interest expense increased to $275,487 for the twelve months ended January 31, 1996 from $30,582 for the twelve months ended January 31, 1995. Interest expense for the twelve months ended January 31, 1995 includes interest on short term loans from stockholders and interest on balances due for royalties and inventory.

         Interest income increased for the twelve months ended January 31, 1996 to $101,310 which resulted from interest accrued, at 8% per annum, on a loan due from an officer.

         The Company reached a settlement of certain advertising litigation which resulted in a gain of $845,482 which was recorded in April, 1996.

         In April 1996, Clark Holcomb resigned as a Director and President of the Company and retired 3,800,000 shares of Company common stock personally owned by him in further satisfaction of the Company's outstanding loan receivable from him in the amount of $2,223,707. As of January 31, 1996, the balance of principal and interest receivable on this loan was $2,145,964 which was expensed for the twelve months ended January 31, 1996.

          The provision for income taxes is for the State of California Franchise taxes. No provision was made for Federal Income Tax since the Company has incurred net operating losses from inception.

         The net loss for the twelve month period ended January 31, 1996 of $4,317,833 was incurred principally as a result of the significant expenditures made by the Company for its multi-media advertising campaign and the stockholder loan to Mr. Holcomb which was expensed. The net loss for the twelve month period ended January 31, 1995 was $1,708,184.

         Net loss per common share was $0.27 for the twelve months ended January 31, 1996 and $0.12 for January 31, 1995 based on the weighted average shares of common stock outstanding.

         The Company believes that net losses for the twelve month periods ended January 31, 1996 and 1995, are consistent with the initial development of the Company, the major advertising campaign and its introduction of the Company's SeQuester(R) products.

Liquidity and Capital Resources

         Since inception, the Company has received capital for operations and development from private investors in the Company's securities, issuance of private party debt, loans from stockholders and financing from factors as well as revenues from operations. Through January 31, 1997, revenues from operations have been insufficient to satisfy operating expenses, product development and legal costs. The Company, therefore has been dependent on the private placement of securities and loans from private investors and stockholders.

         The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         There are no assurances that private capital will continue to be available or that revenues from operations will increase to meet the Company's cash needs, particularly as these needs relate to funding manufacturing costs and advertising campaigns and the development of new products which the Company believes represents its most significant long-term growth opportunities.

         As shown in the accompanying financial statements, the Company has incurred net losses from inception to January 31, 1997 of $7,857,673 including net losses of $1,852,365 and $4,317,833 during the fiscal years ended January 31, 1997 and 1996, respectively.

         Management devoted considerable effort during the fiscal year ended January 31, 1997 towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters (iii) building adequate product inventories and (iv) rebuilding its marketing campaign. Newspaper advertising commenced in major markets in July 1996 and was supported by radio advertising commencing in August 1996. In February 1997, the Company commenced a television campaign.

         Management has reduced its administrative expenses and anticipates growth of revenues from its SeQuester(R) products during 1997. The Company introduced an appetite suppressant and a chromium based dietary supplement in December, 1995 and a phytosterol based dietary supplement in October 1996. Additional new health and beauty aid category products are scheduled for introduction in fiscal 1998.

         During the twelve months ended January 31, 1996, the Company issued an aggregate of 1,267,500 shares of restricted Company stock as consideration for approximately $4,135,000 of advertising. In April 1996, the Company reached a settlement of certain advertising litigation which resulted in return and retirement of 640,000 of these previously issued shares.

         In February 1995, the Company retired 2,000,000 shares of common stock previously held by an officer and stockholder of the Company as partial consideration for a loan by the Company to that officer.

         In May 1995, the Company issued 275,000 shares of common stock to a consultant for services and cash consideration of $55,000.

         In May 1995, the Company issued 100,000 shares of restricted common stock to IMT as consideration for past due royalties and interest in the amount of $217,243.

         In January 1996, the Company issued 225,000 shares of common stock to a consultant, for services which were subsequently terminated. In April 1996, 155,200 of these shares were returned to the Company and retired.

         During the twelve months ended January 31, 1996, the Company issued an aggregate of 172,500 shares of restricted common stock for other services.

         During the twelve months ended January 31, 1996, the Company completed private placements for an aggregate of 735,000 shares of restricted common stock for cash consideration of $952,500.

         In April 1996, the Company issued 1,200,000 shares of common stock for net proceeds of $1,665,000 in a private placement. Upon completion of this transaction, the Company issued to the placement agent 300,000 warrants to purchase additional shares of common stock at $2.50 per share. These warrants have a five year life and contain certain registration rights.

         In connection with this private placement, Clark Holcomb resigned as a Director and President of the Company and agreed to manage the sales and marketing programs on the following terms: (1) an annual base salary of $100,000; (2) a sales incentive equal to 2% of net sales over the prior base quarter; provided that, the Company has net income during the subject quarter; and (3) an equity incentive equal to the sales incentive, and subject to the same conditions, based on the average bid price during the subject quarter. In addition, the Company will not increase the salaries of any of its officers or make any loan to any officer, director or shareholder for a period of twelve months and Clark Holcomb retired 3,800,000 shares of Company common stock personally owned by him in further satisfaction of the Company's outstanding loan receivable from him in the amount of $2,223,707.

         In May 1996, the Company issued 40,000 shares of restricted common stock in settlement of litigation.

         In June 1996, the Company issued 300,000 shares of common stock to a consultant for services and cash consideration of $15,000. In August 1996, the Company issued 150,000 shares of common stock under the terms of a consulting agreement for advertising, design and marketing services, and a stock purchase agreement. In April 1997, the stock purchase agreement was canceled and previously issued shares thereunder were returned to the Company and retired.

         During the twelve months ended January 31, 1997, the Company issued an aggregate of 44,047 shares of restricted common stock to commission sales brokers and 62,851 shares of restricted common stock for other services.

         In June 1996, the Company entered into a stock purchase agreement pursuant to which the Company agreed to issue a maximum of 1,000,000 shares of common stock offered at a price per share equal to the lesser of (i) 50% below the closing bid price of the Company's common stock or (ii) $2.00 per share. During the period June 1996 through January 31, 1997, 695,027 shares were issued for net proceeds of $1,192,022.

         From February to October 1995, the Company pledged and encumbered a substantial portion of its accounts receivable for cash advances to accelerate cash flow for operations. An agreement with the factor (lender) was terminated in October 1995, and the Company executed a promissory note for the sum of $750,000, or the aggregate unpaid principal amount of advances up to the sum of $750,000, with interest payable at 10% per annum on the outstanding balance, with a current shareholder. The note plus interest was payable based upon 50% of net collections from product sales with any remaining balance due in full on or before October 17, 1996. The note was subject to a security agreement which covers all of the accounts receivable, contract rights and inventory of the Company. In August 1996, the balance of principal and interest outstanding of this note was satisfied. In August 1996, the Company entered into a stock purchase agreement with the same stockholder wherein the Company issued 125,000 shares of restricted common stock for satisfaction of $250,000 of the principal balance of the secured promissory note dated October 17, 1995 due to that stockholder. In connection with this transaction, the Company entered into a put option agreement wherein that stockholder has the right, upon his election, to sell to the Company a total of 125,000 shares of Company common stock at $2.00 per share at any time between October 17, 1996 and April 17, 1997. The put option agreement expired on April 17, 1997.

         In January 1997, the Company authorized issuance of a series of 5,000 shares of Convertible Preferred Stock and designated an initial issuance of 750 shares of Series A Convertible Preferred Stock with a par value of $1,000 per share. In January 1997, the Company sold 375 shares and in February 1997 sold an additional 375 shares to two accredited investors receiving gross proceeds of $750,000. The Company paid placement and finder's fees aggregating 15% of the gross proceeds in connection with this financing.

         The Series A Shares are convertible into the Company's common stock, in phases following the date of issuance (the "Closing Date"). The Series A Shares are entitled to a 6% cumulative dividend payable in common stock at the time of conversion and all of the Series A Shares are subject to a mandatory 12 month conversion feature. One-third of the Series A Shares are convertible into common stock at any time 45 days after the Closing Date; an additional one-third (two-thirds cumulatively) are convertible into common stock at any time 60 days after the Closing Date; and an additional one-third (the entire amount cumulatively) are convertible into common stock at any time 75 days after the Closing Date. The number of common shares issuable upon conversion of the Series A Shares equals the par value of the Series A Shares plus accrued dividends through the date of conversion divided by the lessor of (i) 70% of the "Market Price" (the 5 day average closing bid for the common stock for the 5 business days immediately preceding the conversion date); or (ii) 100% of the 5 day average closing bid for the common stock for the 5 business days immediately preceding the Closing Date. Provided, that, for any conversions of the Series A Shares occurring after the 89th day following the Closing Date the conversion rate will be the lessor of (i) 65% of the Market Price; or (ii) 100% of the 5 day average closing bid for the common stock for the 5 business days immediately preceding the Closing Date.

         Through April 15, 1997, an aggregate of 190 shares of outstanding preferred stock were converted into 914,438 shares of Company common stock.

         As of January 31, 1997, the Company's working capital position increased from a negative $1,315,263 at January 31, 1996 to a positive $639,789 at January 31, 1997. Increases in current assets include increases in cash of $360,838 and inventory of $1,283,843 offset by a decrease in accounts receivable of $289,059 and other assets of $2,547. Changes in current liabilities include increases in accounts payable of $249,699, accrued expenses of $76,409, accrued advertising of $52,432, FTC payable of $125,000 and commissions payable of $5,596. Notes payable and loans from stockholders decreased $960,598. Royalties payable decreased $150,515 as a result of a litigation settlement. Current assets increased a net of $1,353,075 and current liabilities decreased a net of $601,977 for the fiscal year ended January 31, 1997, primarily as a result of private placements. The net loss for fiscal year ended January 31, 1997 of $1,852,365 was reduced by non-cash charges for depreciation and amortization of $769,062 and issuance of common stock for advertising and other services of $85,595 and was increased by retirement/issuance of stock of $479,762 in connection with settlements of litigation.

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

         Included in this Item 6. "Management's Discussion and Analysis or Plan of Operation" are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors (such as the availability of capital and the effectiveness of advertising) may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are filed as part of this Form 10-KSB

         Financial Statements:                                                                   Page
         ---------------------                                                                   ----

                  Report of Independent Certified Public Accountants                             F-2

                  Consolidated Balance Sheets at
                  January 31, 1997 and January 31, 1996                                          F-3

                  Consolidated Statements of Operations for the
                  twelve months ended January 31, 1997 and 1996                                  F-4

                  Consolidated Statement of  Stockholders' Investment (Deficit)
                  for the twelve months ended January 31, 1997 and 1996                          F-5

                  Consolidated Statements of Cash Flows
                  for the twelve months ended January 31, 1997 and 1996                          F-6

                  Notes to Consolidated Financial Statements                                     F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As reported in the Current Report on Form 8-K filed with the Commission on April 18, 1996, the accountancy corporation of Horsfall, Murphy & Pindroh ("Horsfall") resigned as the Company's principal accountant. The audit report of Horsfall on the consolidated financial statements of KCD Holdings Incorporated and subsidiary as of and for the year ended January 31, 1995 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. However, during the subsequent period through March 29, 1996, Horsfall, Murphy & Pindroh had expressed that they believe that there are several issues which require the immediate attention of the management of the Company. The issues raised by Horsfall, Murphy & Pindroh with the Company are as follows: (i) a loan made by the Company to a principal shareholder and former chief executive officer is significant relative to the assets of the Company. The valuation and the ultimate collectibility of the loan, as of January 31, 1996, warrants significant additional consideration and review; and (ii) securities issued or pledged for services, both consulting and advertising, during the year ended January 31, 1996 deserve detailed valuation analysis regarding the fair value of the services received by the Company. Management of the Company believes that it has addressed the foregoing issues raised by Horsfall, Murphy & Pindroh as of this date, and such issues were properly reflected in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1996.

         On April 22, 1996 the Company engaged the firm of Grant Thornton LLP as its principal independent accountants to audit the Company's financial statements for its fiscal year ended January 31, 1996 as reported in the Company's Form 8-K which was filed with the Commission on April 24, 1996.

         The engagement of Grant Thornton LLP as the Company's principal independent accountants was approved by the Board of Directors of the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors

         The Officers and Directors of the Company are:

                                                                                       Officer and/or
         Names and Addresses                    Age      Position                      Director Since
         -------------------                    ---      --------                      --------------

         Wellington A. Ewen.                    57       President, Chief Financial         1995
         2835 Townsgate Rd., Suite 110                   Officer and Director
         Westlake Village, CA 91361

         Bonnie L. Richards                     30       Vice President, Secretary          1994
         2835 Townsgate Rd., Suite 110                   and Director
         Westlake Village, CA 91361

         Denise van Daalen Wetters              40       Chief Administrative               1995
         2835 Townsgate Rd., Suite 110                   Officer
         Westlake Village, CA  91361

         Oleg Batratchenko                      30       Director                           1996
         Berkshire International Finance, Inc.
         551 Fifth Avenue, Suite 605
         New York, NY  10017

         Stephen R. Miller, M.D.                54       Director                           1996
         3000 East County Road, 400 North
         Muncie, IN  47303

Control Person

         Clark M. Holcomb
         2835 Townsgate Rd., Suite 110
         Westlake Village, CA 91361

         All directors hold office until the next annual meeting of stockholders, and until they or their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Wellington A. Ewen: Wellington A. Ewen has been the Company's Chief Financial Officer since October 1995, a Director since April 1996 and President since May 1996. He was the owner and manager of Wellington A. Ewen & Associates, a business consulting firm in Malibu, California from 1988 through 1995. He has acted as a financial and accounting officer for various businesses during that time. He was, prior to that, a senior manager at the public accounting firms of Coopers & Lybrand, Los Angeles, California and Arthur Andersen & Co., New York, New York. Mr. Ewen is a C.P.A. in the states of New York and California and has MBA and BS degrees from Cornell University.

Bonnie L. Richards: Ms. Richards has served as the Vice President, Secretary and Director of the Company since its inception and has established all areas of the Company's operations including: Manufacturing, Packaging, and Sales distribution. Ms. Richards' experience with the retail trade industry extends from her employment at Parfums Houbigant Paris, as an Account Executive handling the Western Regional sales for Nordstrom, Neiman Marcus and JC Penney from 1989-1993. Ms. Richards is subject to a pending Federal Trade Commission Consent Order described under Item 3. "Legal Proceedings."

Denise van Daalen Wetters: From 1987 - 1994, Ms. van Daalen Wetters served as Vice President of Law Printing Company, Inc., a privately held firm specializing in printing for the Automotive Industry and National Lending Institutions such as Chase Manhattan Bank and Chrysler Credit Corporation. Ms. van Daalen Wetters was responsible for daily operations of the entire organization and reported directly to the President. In 1995, Ms. van Daalen Wetters joined the Company as General Manager and has served as Chief Administrative Officer since August 1995. She has a BA degree from California State University Northridge.

Oleg Batratchenko: Oleg Batratchenko is the Vice President, Research of Berkshire International Finance, Inc., New York, New York. He has an international background and over seven years of financial research experience, including analytical positions at major New York money management and investment research firms. Mr. Batratchenko has an M.A. in Economics from Moscow Institute of World Economy and International Relations (the leading Russian "think tank"), where he majored in Corporate Finance, and an M.A. in International Political General Securities Representative and an associate member of the New York Financial Analysts and Money Managers Society.

Stephen R. Miller, M.D.: Stephen Miller, M.D. was an emergency room staff physician at Ball Memorial Hospital and a Director of Emergency Physicians Delaware County, Indiana during the period 1971-1994. Since 1995, Stephen Miller has been the owner and operator of the Immediate Care Center in Muncie, Indiana. He has a B.S. degree from De Pauw University and an M.S. and M.D. from Indiana University.

Clark M. Holcomb: From 1990 until November 1993, Mr. Holcomb was both a commercial/industrial real estate broker with Lee & Associates, Inc., City of Industry, California and a principal in the Holcomb Group, a privately held firm which consulted with emerging growth companies. In 1993, Mr. Holcomb founded SeQuester Incorporated, the Company's wholly owned subsidiary. From October 7, 1994 through April 12, 1996, Mr. Holcomb served as the President, Chairman of the Board and Director of the Company. Effective April 12, 1996, Mr. Holcomb resigned as an Officer and Director of the Company. Mr. Holcomb is subject to a pending Federal Trade Commission Consent Order described under Item 3. "Legal Proceedings." Mr. Holcomb is also subject to a Securities and Exchange Commission Consent Decree requiring an effective registration statement under
Section 5 of the Securities Act of 1933 and compliance with Section 15 of the Securities Exchange Act of 1934 in connection with any future offer or sale of securities. In September 1996, Mr. Holcomb filed for protection under Chapter 11 of the United States Bankruptcy Code.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth compensation paid by the Company for the three prior fiscal years ended January 31, 1997 to all its executive officers.


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                           ANNUAL COMPENSATION                                LONG TERM COMPENSATION
                                           -------------------                        -------------------------------
                                                                                                 AWARDS           PAYOUTS
                                                                                      -------------------------   -------
                                                                                                     Under-             All Other
                                                                                      Restricted     lying       LTIP   Compen-
Name and Current                                                      Other Annual      Stock       Options/   Payouts   sation
Principal Positions                Year      Salary        Bonus      Compensation    Award(s)($)    SARs(#)      ($)      ($)
-------------------                ----      ------        -----      ------------    -----------    -------      ---      ---
Wellington A. Ewen                 1997     $ 86,875       -           -                  -            (3)         -         -
President and
Chief Financial Officer            1996       24,375       -           -                  -            (3)         -         -
                                   1995      -             -           -                  -             -          -         -

Bonnie L. Richards                 1997     $ 96,883       -           $  6,000(1)        -            (3)         -         -
Vice President and Secretary       1996      104,423       $  7,500       9,556(1)        -            (3)         -         -
                                   1995       41,923       -              2,426(1)        -             -          -         -

Denise van Daalen Wetters          1997     $ 81,623       -           -                  -            (3)         -         -
Chief Administrative Officer       1996       69,000       -           $  5,833(2)        -            (3)         -         -
                                   1995      -             -           -                  -             -          -         -

Clark M. Holcomb (former)          1997     $ 99,673       -           $ 11,815(4)        -             -          -         (3)
Chairman of the Board, President   1996     (4)            -             25,488(4)        -             -          -         -
and Chief Executive Officer        1995      240,000       -             13,068(4)        -             -          -         -



(1) Included in the compensation of Bonnie L. Richards is a monthly automobile allowance of $796, which was reduced to $500 per month effective February 1996.

(2) Included in the compensation of Denise van Daalen Wetters is a monthly automobile allowance of $972 (from August 1995 through January 1996), which was eliminated in February 1996.

(3) Refer to employment agreements and stock compensation plan described below.

(4) Included in the compensation of Clark M. Holcomb is a monthly automobile allowance. No salary was paid during the fiscal year ended January 31, 1996.

         In April 1996, Clark Holcomb resigned as a Director and President of the Company and retired 3,800,000 shares of Company common stock personally owned by him in further satisfaction of the Company's outstanding loan receivable from him in the amount of $2,223,707. As of January 31, 1996, the balance of principal and interest receivable on this loan was $2,145,964 which was expensed for the twelve months ended January 31, 1996. An additional $70,143 was expensed during the twelve months ended January 31, 1997.

Employment Agreements

         The Company has entered into Employment Agreements with its Officers and key employees.

         Effective October 15, 1995, the Company entered into an Employment Agreement with Wellington Ewen. Mr. Ewen was engaged as the Company's Chief Financial Officer at an annual salary of $90,000 with annual increases, if any, to be determined by the Board of Directors and to be effective October 15 of each successive year thereafter for the duration of the Employment Agreement. Mr. Ewen is also entitled to health and medical insurance and other benefits as are customarily available from time to time to all other executive employees of the Company.

         The Company entered into an Employment Agreement with Bonnie Richards, effective July 1, 1995 whereby Ms. Richards was engaged as the Vice President of the Company. Ms. Richards receives an annual base salary equal to $100,000, with increases in base salary, if any, to be determined by the Board of Directors and to be effective July 1 of each successive year thereafter for the duration of the Employment Agreement. Ms. Richards is also entitled to a monthly automobile allowance equal to $500 per month, health and medical insurance, and other benefits as are customarily available from time to time to all other executive employees of the Company.

         Effective August 15, 1995, the Company entered into an Employment Agreement with Denise van Daalen Wetters. Ms. van Daalen Wetters was engaged as the Company's Chief Administrative Officer at an annual salary of $80,000 with annual increases, if any to be determined by the Board of Directors and to be effective August 15 of each successive year thereafter for the duration of the Employment Agreement. Ms. van Daalen Wetters is also entitled to health and medical insurance and other benefits as are customarily available from time to time to all other executive employees of the Company.

         Clark M. Holcomb is employed by the Company as the Director of Sales and Marketing, effective March 25, 1996. Mr. Holcomb is entitled to an annual base salary of $100,000; a sales incentive equal to 2% of net sales over the prior base quarter; provided that, KCD has net income during the subject quarter; and an equity incentive equal to the sales incentive, and subject to the same conditions, based on the average bid price during the subject quarter.

Stock Compensation Plan

         In March 1997, the Company established the 1997 Stock Plan ("Plan") and reserved 3,000,000 shares of Company common stock for issuance under the Plan with a grant limit per participant of 1,750,000 shares. Pursuant to the Plan, the Company granted non-qualified stock options as follows:

         Officer                            Position                                    Options Granted
         -------                            --------                                    ---------------
         Wellington Ewen                    President & Chief Financial Officer            500,000 shares
         Bonnie Richards                    Vice President & Secretary                     500,000 shares
         Denise van Daalen Wetters          Chief Administrative Officer                   250,000 shares
                                                                                        ----------
                                                                                         1,250,000 shares
                                                                                         =========

The exercise price for all options granted was fair market value on the date of grant which was $0.53 per share. All such options vest on the date of grant, contain registration rights, and terminate 10 years from date of grant. In connection with these option grants, each such officer entered into an amended employment agreement which provided for the waiver by each officer of his or her stock purchase rights thereunder.

         The Company offers group health insurance and other medical benefits to all its full-time employees. The Company has not adopted a retirement, pension or profit sharing plan. However, such plans may be adopted by the Company in the future upon authorization and approval by the Board of Directors.

         Directors received no compensation for their services as such for the three fiscal years ended January 31, 1997. The Company does not currently intend to pay directors any cash compensation for services, but will reimburse them for out-of-pocket expenses they may incur on behalf of the Company. No such expenses were reported or reimbursements provided for the two fiscal years ended January 31, 1996. During the fiscal year ended January 31, 1997, $2,565 of such expenses were reimbursed

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The table below sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 15, 1997 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding common stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

         Name and Address                   Number of Shares                    Percentage
         of Beneficial Owner                Beneficially  Owned                 of Class(1)
         -------------------                --------------------                -----------

         Clark M. Holcomb                            6,420,000                     40.6 %
         2835 Townsgate Road, Suite 110
         Westlake Village, CA 91361

         Bonnie L. Richards (2)                        635,614                      4.0 %
         2835 Townsgate Road, Suite 110
         Westlake Village, CA 91361

         Arista Capital Growth Fund, Ltd               842,052                      5.3 %
         British American Centre
         Dr. Roy's Drive
         George Town, Grand Cayman, BWI

         Trevor and Kate Phillips                      900,000                      5.7 %
         2929 Sycamore Canyon Rd.
         Santa Barbara, CA  93108

         Wellington A. Ewen (2)                           -0-                       -0- %
         2835 Townsgate Road, Suite 110
         Westlake Village, CA 91361

         Denise van Daalen Wetters(2)                    1,000                      -0- %
         2835 Townsgate Road, Suite 110
         Westlake Village, CA 91361

         Mike Ditka                                  1,000,000                      6.3 %
         2835 Townsgate Road, Suite 110
         Westlake Village, CA 91361

         Directors and Officers as                     636,614                      4.0 %
         a Group (Two Persons)

(1) Included for the purposes of this calculation are 15,808,163 shares of Common Stock outstanding as of April 15, 1997.

(2) In March 1997, the Company established the 1997 Stock Plan ("Plan") and reserved 3,000,000 shares of Company common stock for issuance under the Plan with a grant limit per participant of 1,750,000 shares. Pursuant to the Plan, the Company granted non-qualified stock options as follows:

         Officer                            Position                                    Options Granted
         -------                            --------                                    ---------------
         Wellington Ewen                    President & Chief Financial Officer            500,000 shares
         Bonnie Richards                    Vice President & Secretary                     500,000 shares
         Denise van Daalen Wetters          Chief Administrative Officer                   250,000 shares
                                                                                         ---------
                                                                                         1,250,000 shares
                                                                                         =========


The exercise price for all options granted was fair market value on the date of grant which was $0.53 per share. All such options vest on the date of grant, contain registration rights, and terminate 10 years from the date of grant. In connection with these option grants, each such officer entered into an amended employment agreement which provided for the waiver by each officer of his or her stock purchase rights thereunder.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On February 1, 1995 the Company agreed to loan Clark Holcomb, the President of the Company at that time, up to the principal amount of $2,000,000, from the Company's cash flow from operations, with interest payable at the rate of 8% per annum on the unpaid balance. The loan was payable on demand upon sixty days prior notice. In consideration for the loan, Mr. Holcomb agreed and acted to retire 2,000,000 shares of the Company's common stock owned by him and further agreed to personally guarantee and collateralize certain advertising agreements and future borrowings by the Company up to the principal balance of the loan. No salary was paid or accrued for Mr. Holcomb for the twelve months ended January 31, 1996. As of January 31, 1996, the balance of principal and interest receivable on this loan was $2,145,964 was determined to be uncollectible and was expensed during the twelve months ended January 31, 1996. In April 1996, Clark Holcomb resigned as a Director and President of the Company and retired 3,800,000 shares of Company common stock personally owned by him in further satisfaction of the Company's outstanding loan receivable from him which was $2,223,707 at that date.

         On October 17, 1995, the Company executed a promissory note for the sum of $750,000, or the aggregate unpaid principal amount of advances up to the sum of $750,000, with interest payable at 10% per annum on the outstanding balance with Trevor Phillips (a stockholder). The Company issued 25,000 shares of restricted common stock to Trevor Phillips as consideration for the note and expensed $62,500 as interest. The note, principal plus interest, was payable based upon 50% of net collections from product sales with any remaining balance due in full on or before October 17, 1996. The note was subject to a security agreement which covered all of the accounts receivable, contract rights and inventory of the Company. In August 1996, the balance of principal and interest outstanding of this note was satisfied. In August 1996, the Company entered into a stock purchase agreement with Trevor Phillips wherein the Company issued 125,000 shares of restricted common stock in satisfaction of $250,000 of the principal balance of the secured promissory note dated October 17, 1995 due to Trevor Phillips. In connection with this transaction, the Company entered into a put option agreement wherein Trevor Phillips has the right, upon his election, to sell to the Company a total of 125,000 shares of Company common stock at $2.00 per share at any time between October 17, 1996 and April 17, 1997. The put option agreement expired on April 17, 1997.

         In January 1997, (amended in March 1997) the Company entered into an agreement with Mike Ditka to render services as a performer in television commercials endorsing Company products and to provide other marketing services for a one-year period. In consideration for his services, Mr. Ditka received (i) a cash payment of $75,000 in January 1997 and (ii) 1,000,000 in shares of the Company's restricted common stock in March 1997.

         In March 1997, the Company established the 1997 Stock Plan pursuant to which certain directors and officers of the Company were granted options to purchase an aggregate of 1,250,000 shares at $0.53 per share. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

    Exhibit Number    Title of Exhibit
    --------------    ----------------
          2.1      Articles of Incorporation of the Company, as amended (1)

          2.2      Certificate of Amendment to the Articles of Incorporation

          2.3      Bylaws of the Company, as amended (1)

          3.1      Warrant Agreement and Form of Warrant Applicable to the A, B, and C Warrants (1)

          6.1      First Amended License Agreement dated May 10, 1995 (2)

          6.2      Lease Agreement for Westlake Village Warehouse, dated May 20, 1994 (2)

          6.3      Lease Agreement for Westlake Village Office Facility, dated October 31, 1994 (2)

          6.4      Employment Agreement with Bonnie Richards, dated July 1, 1995 (3)

          6.5      Employment Agreement with Denise van Daalen Wetters, dated August 15, 1995 (3)

          6.6      Employment Agreement with Wellington Ewen, dated October 15, 1995 (3)

          6.7      Management Consulting Agreement with Peter D. Bistrian Consulting, Inc., dated December 21, 1995 (4)

          6.8      Secured Promissory Note, dated October 17, 1995, by and between the Company and Trevor & Kate Phillips (3)

          6.9      Security Agreement, dated October 17, 1995, by and between the Company and Trevor & Kate Phillips (3)

          6.10     Agreement for National Network Radio Advertising, dated May 26, 1995, by and between the Company and
                   Premiere Radio Networks, Inc. (3)

          6.11     Agreement to extend term of Secured Promissory Note  dated April 17, 1996, by and between the Company and
                   Trevor & Kate Phillips.

          6.12     Put Option Agreement, dated August 14, 1996, by and between the Company and Trevor Phillips.

          6.13     Consulting Agreement and Stock Plan, dated February 1, 1996, by and between the Company and Hy Ochberg (5)

          6.14     Common Stock Purchase Agreement, dated August 14, 1996, by and between the Company and Phillips Management

          6.15     Indemnification Agreement, dated May 29, 1996, by and between the Company and Wellington Ewen

          6.16     Indemnification Agreement, dated May 29, 1996, by and between the Company and Bonnie Richards

          6.17     Indemnification Agreement, dated May 29, 1996, by and between the Company and Oleg Batratchenko

          Exhibit Number   Title of Exhibit
          --------------   ----------------

           6.18            Indemnification Agreement, dated May 29, 1996, by and between the Company and Gerald Epstein

           6.19            Indemnification Agreement, dated May 29, 1996, by and between the Company and Dr. Stephen Miller

           6.20            Agreement Containing Consent Order, dated December 18, 1996, by and between the Company and the
                           Federal Trade Commission

           6.21            SeQuester Holdings Incorporated 1997 Stock Plan

           6.22            Agreement for Retirement of KCD Holdings Option Shares, dated September 12, 1996, by and between the
                           Company and Bonnie Richards

           6.23            Agreement for Retirement of KCD Holdings Option Shares, dated September 12, 1996, by and between the
                           Company and Denise van Daalen Wetters

           6.24            Agreement for Retirement of KCD Holdings Option Shares, dated September 12, 1996, by and between the
                           Company and Wellington Ewen

           6.25            Amendment to Employment Agreement, dated March 26, 1997, by and between the Company and Bonnie Richards

           6.26            Amendment to Employment Agreement, dated March 26, 1997, by and between the Company and
                           Denise van Daalen Wetters

           6.27            Amendment to Employment Agreement, dated March 26, 1997, by and between the Company and Wellington Ewen

           6.28            Letter  Agreement for  Conversion of Outstanding  Debt,  dated March 24, 1997, by and between the Company and Pelle Leather,  Ltd.; Growth Science Ventures,  Inc.; L.E.  International  Ltd.; Phillip Dascher;
                           Joseph Tischler; Gerald Epstein; and Stuart Needleman

           6.29            Consulting Services Agreement, dated March 24, 1997, by and between the Company and Mike Ditka

           6.30            Consulting Services Agreement, dated April 15, 1997, by and between the Company and Gerald Hatto

           6.31            Termination Agreement, dated April 15, 1997, by and between the Company and Gerald Hatto

           6.32            Stock Option Grant Agreement, dated March 26, 1997, by and between the Company and Bonnie Richards

           6.33            Stock Option Grant Agreement, dated March 26, 1997, by and between the Company and Wellington Ewen

           6.34            Stock Option Grant Agreement, dated March 26, 1997, by and between the Company and
                           Denise van Daalen Wetters

           6.35            Stock Option Grant Agreement, dated March 26, 1997, by and between the Company and Gerald Hatto

           6.36            Amendment to Stock Option Grant Agreement, dated April 15, 1997, by and between the Company and
                           Bonnie Richards

          Exhibit Number   Title of Exhibit
          --------------   ----------------
           6.37            Regulation S Distribution Agreement, dated March 29, 1996, by and between the Company and
                           Berkshire International Finance

           6.38            Covenant Agreement, dated March 29, 1996, by and between the Company and Berkshire International Finance

           6.39            Amendment to Regulation S Distribution Agreement, dated April 17, 1996, by and between the Company and
                           Berkshire International Finance

           6.40            Regulation S Distribution Agreement, dated June 26, 1996, by and between the Company and
                           Berkshire International Finance

           6.41            Covenant Agreement, dated June 26, 1996, by and between the Company and Berkshire International Finance

           6.42            Offshore Securities Subscription Agreement

           6.43            Warrant Agreement dated April 15, 1997, by and between the Company and Berkshire International Finance

           6.44            Finders Agreement, dated March 29, 1996, by and between the Company and BRG, Inc.


(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-18, which was declared effective by the Commission on August 7, 1987, and incorporated herein by this reference.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 14, 1995, and incorporated herein by this reference.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 10, 1996, and incorporated herein by this reference.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, which was filed with the Commission on January 2, 1996, and incorporated herein by this reference.

(5) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, which was filed with the Commission on June 28, 1996, and incorporated herein by this reference.

(b)   Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the last fiscal quarter of the period covered by this report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SEQUESTER HOLDINGS, INCORPORATED
                                                --------------------------------
                                                (Registrant)

Dated April 30, 1997                            By: /s/ Wellington A. Ewen
                                                    ----------------------
                                                        Wellington A. Ewen
                                                        President

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

         Signature                                                     Title                                  Date
         ---------                                                     -----                                  ----

/s/ Wellington A. Ewen                      President, Principal Accounting Officer, and Director             April 30, 1997
------------------------------------
Wellington A. Ewen


/s/ Bonnie L. Richards                      Vice President, Secretary, and Director                           April 30, 1997
------------------------------------
Bonnie L. Richards


/s/ Oleg Batratchenko                       Director                                                          April 30, 1997
------------------------------------
Oleg Batratchenko


/s/ Stephen R. Miller, M.D.                 Director                                                          April 30, 1997
------------------------------------
Stephen R. Miller, M.D.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



        Report of Independent Certified Public Accountants                      F-2

        Consolidated Balance Sheets at
        January 31, 1997 and January 31, 1996                                   F-3

        Consolidated Statements of Operations for the
        twelve months ended January 31, 1997 and 1996                           F-4

        Consolidated Statement of  Stockholders' Investment (Deficit)
        for the twelve months ended January 31, 1997 and 1996                   F-5

        Consolidated Statements of Cash Flows
        for the twelve months ended January 31, 1997 and 1996                   F-6

        Notes to Consolidated Financial Statements                              F-7

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
SeQuester Holdings, Incorporated

We have audited the accompanying consolidated balance sheets of SeQuester Holdings, Incorporated (a Nevada corporation) and subsidiary (the "Company") as of January 31, 1997, and 1996, and the related consolidated statements of operations, stockholders' investment (deficit), and cash flows for the twelve months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeQuester Holdings, Incorporated and subsidiary as of January 31, 1997, and 1996, and the results of their operations and their cash flows for the twelve months then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,852,365 during the year ended January 31, 1997. This factor, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP

Los Angeles, California
April 18, 1997

                        SEQUESTER HOLDINGS, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                                  JANUARY 31, 1997    JANUARY 31, 1996
                                                                                  ----------------    ----------------

CURRENT ASSETS:
     Cash                                                                          $     409,117        $       48,279
     Accounts receivable, net                                                            195,337               381,098
     Accounts receivable - other                                                          11,767               115,065
     Inventory                                                                         2,148,390               864,547
     Other                                                                                 7,173                 9,720
                                                                                  ---------------      ----------------
          Total current assets                                                         2,771,784             1,418,709
                                                                                  ---------------      ----------------

PROPERTY AND EQUIPMENT, net                                                              101,256               184,357
                                                                                  ---------------      ----------------

OTHER ASSETS:
     Deposits                                                                              4,888                 3,938
     Intangibles, net                                                                      2,074                 2,333
                                                                                  ---------------      ----------------
        Total other assets                                                                 6,962                 6,271
                                                                                  ---------------      ----------------
           Total assets                                                             $  2,880,002        $     1,609,337
                                                                                  ===============      ================


               LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)
               --------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                              $   1,086,183       $       836,484
     Accrued expenses                                                                    300,420               224,011
     Accrued advertising                                                                 225,849               173,417
     Commissions payable                                                                  37,544                31,948
     Royalties payable                                                                         -               150,515
     FTC payable                                                                         125,000                     -
     Collateralized note payable-related party                                                 -               621,018
     Loans from stockholders                                                             356,999               696,579
                                                                                  ---------------      ----------------
           Total current liabilities                                                   2,131,995             2,733,972
                                                                                  ---------------      ----------------

    Commitments and contingencies (see Notes)

STOCKHOLDERS' INVESTMENT (DEFICIT)
     Convertible Preferred stock, par value $1,000 per share; 5000 shares                375,000                     -
        authorized; issued and outstanding 375 series A as of January 31, 1997
     Common stock, par value  $.002 per share; 25,000,000 shares                          29,247                33,204
         authorized; issued and outstanding 14,623,725 as of January 31, 1997 and 16,602,000 as of January 31, 1996
     Additional paid in capital                                                        9,341,004             8,365,580
     Accumulated deficit                                                              (7,857,673)           (6,005,308)
     Prepaid advertising and consulting fees                                          (1,139,571)           (3,518,111)
                                                                                  ---------------      ----------------
           Total stockholders' investment (deficit)                                      748,007            (1,124,635)
                                                                                  ---------------      ----------------
               Total liabilities and stockholders' investment (deficit)             $  2,880,002        $     1,609,337
                                                                                  ===============      ================




       The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE TWELVE MONTHS ENDED JANUARY 31, 1997 AND 1996

                                                               1997                   1996
                                                          ---------------        ---------------


             Net Revenues                                     $2,845,590             $5,861,232
             Cost of Goods Sold                                1,104,520              1,422,088
                                                          ---------------        ---------------

             Gross Profit                                      1,741,070              4,439,144
                                                          ---------------        ---------------

             Operating Expenses:
                Advertising                                    1,479,124              3,128,885
                Selling and  marketing                           893,884              1,009,150
                General and administrative                     1,812,517              1,774,143
                Royalties                                              -                522,858
                                                          ---------------        ---------------
                                                               4,185,525              6,435,036
                                                          ---------------        ---------------

             Loss from Operations                             (2,444,455)            (1,995,892)
                                                          ---------------        ---------------

             Non - Operating Income (Expense)
                Interest expense                                 (78,394)              (275,487)
                Interest income                                        -                101,310
                Litigation Settlements, net                      742,227                      -
                Payments to Officer and Stockholder              (70,143)            (2,145,964)
                                                          ---------------        ---------------
                                                                 593,690             (2,320,141)
                                                          ---------------        ---------------

             Loss before Income Taxes                         (1,850,765)            (4,316,033)

             Provision for Income Taxes                            1,600                  1,800
                                                          ---------------        ---------------


             Net Loss                                        ($1,852,365)           ($4,317,833)
                                                          ===============        ===============


             Weighted average shares of
                 Common Stock Outstanding:                    14,587,882             16,081,329
                                                          ===============        ===============



             Net Loss per share:                                  ($0.13)                ($0.27)
                                                          ===============        ===============



       The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT (DEFICIT)

              FOR THE TWELVE MONTHS ENDED JANUARY 31, 1997 AND 1996



                                             Preferred Stock                    Common Stock
                                             ---------------                    ------------             Additional
                                 Number of shares    Par value      Number of shares   Par value      Paid In Capital
                                 ----------------   -----------     ----------------   ---------      ---------------
Balance at January 31, 1995                    --   $        --     15,827,000        $    31,654       $   724,887

Issuance of common stock
   for advertising services                    --            --      1,267,500              2,535          4,132,465

Issuance of common stock
   for cash and consulting services            --            --        500,000              1,000          2,205,250

Issuance of common stock
   for other services                          --            --        172,500                345            130,905

Issuance of common stock
   in private placements                       --            --        735,000              1,470            951,030

Debt payable converted to
   equity                                      --            --        100,000                200            217,043

Common stock retired                           --            --     (2,000,000)            (4,000)             4,000

Net loss for twelve months
   ended January 31, 1996                      --            --             --                 --                 --

Less:
     Prepaid advertising and
     consulting fees                           --            --             --                 --                 --

                                      -----------   -----------     ----------        -----------        -----------
Balance January 31, 1996                       --   $        --     16,602,000        $    33,204        $ 8,365,580

Common stock retired,
   advertising settlement                      --            --       (640,000)            (1,280)        (1,918,720)

Issuance of common stock
   in litigation settlement                    --            --         40,000                 80             59,920

Common stock retired,
   consulting services                         --            --       (155,200)              (310)        (1,047,290)

Common stock retired,
   satisfaction of loan                        --            --     (3,800,000)            (7,600)                --

Issuance of common stock
   for cash, consulting and
   other services                              --            --        556,898              1,113            834,782

Issuance of common stock
   in private placements                       --            --      1,895,027              3,790          2,853,232

Issuance of common stock
   for satisfaction of debt                    --            --        125,000                250            249,750

Issuance of convertible
   preferred stock in
   private placement                          375       375,000             --                 --            (56,250)

Net loss for twelve months
   ended January 31, 1997                      --            --             --                 --                 --

Amortization of prepaid
   advertising and consulting
   fees                                        --            --             --                 --                 --

                                      -----------   -----------     -----------        -----------        -----------
Balance January 31, 1997                      375   $   375,000     14,623,725        $    29,247        $ 9,341,004
                                      ===========   ===========     ===========        ===========        ===========








                                     Accumulated            Equity            Stockholder's
                                       Deficit            Reductions       Investment (Deficit)
                                    ------------          ----------       --------------------
Balance at January 31, 1995         $(1,687,475)          $     --            $  (930,934)

Issuance of common stock
   for advertising services                  --                 --              4,135,000

Issuance of common stock
   for cash and consulting
   services                                  --                 --              2,206,250

Issuance of common stock
   for other services                        --                 --                131,250

Issuance of common stock
   in private placements                     --                 --                952,500

Debt payable converted to
   equity                                    --                 --                217,243

Common stock retired                         --                 --                     --

Net loss for twelve months
   ended January 31, 1996            (4,317,833)                --             (4,317,833)

Less:
     Prepaid advertising and
     consulting fees                         --         (3,518,111)            (3,518,111)

                                    -----------        -----------            -----------
Balance January 31, 1996            $(6,005,308)       $(3,518,111)           $ 1,124,635)

Common stock retired,
   advertising settlement                    --          1,380,238               (539,762)

Issuance of common stock
   in litigation settlement                  --                 --                 60,000

Common stock retired,
   consulting services                       --          1,047,600                     --

Common stock retired,
   satisfaction of loan                      --                 --                 (7,600)

Issuance of common stock
   for cash, consulting and
   other services                            --           (735,000)               100,895

Issuance of common stock
   in private placements                     --                 --              2,857,022

Issuance of common stock
   for satisfaction of debt                  --                 --                250,000

Issuance of convertible
   preferred stock in
   private placement                         --                 --                318,750

Net loss for twelve months
   ended January 31, 1997            (1,852,365)                --             (1,852,365)

Amortization of prepaid
   advertising and consulting
   fees                                      --            685,702                685,702

                                     -----------        -----------            -----------
Balance January 31, 1997            $(7,857,673)       $(1,139,571)           $   748,007
                                     ===========        ===========            ===========




       The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE TWELVE MONTHS ENDED JANUARY 31, 1997 AND 1996

                                                                                                 1997                   1996
                                                                                         ---------------------    ------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:

                Net Loss                                                                          ($1,852,365)          ($4,317,833)

                Adjustments to reconcile Net Loss to net cash used
                  in operating activities:
                    Depreciation and amortization                                                     769,062                97,161
                    Stock issued for advertising and other services                                    85,595             3,116,633
                    Litigation settlements                                                           (479,762)                    -
                                                                                         ---------------------    ------------------
                                                                                                   (1,477,470)           (1,104,039)
                                                                                         ---------------------    ------------------


                    (Increase) / decrease in assets:
                         Accounts receivable, net                                                     289,059               403,331
                         Inventory                                                                 (1,283,843)             (845,489)
                         Deposits                                                                        (950)               (3,938)
                         Other current assets                                                           2,547                 2,514
                     Increase / (decrease) in liabilities:
                         Accounts payable                                                             249,699                (1,688)
                         Accrued expenses                                                              76,409               (10,131)
                         Accrued advertising                                                           52,432               (18,694)
                         FTC payable                                                                  125,000                     -
                         Commissions payable                                                            5,596              (154,324)
                         Royalties payable                                                           (150,515)             (239,149)
                                                                                         ---------------------    ------------------
                                                                                                     (634,566)             (867,568)
                                                                                         ---------------------    ------------------

                Net cash used in operating activities                                              (2,112,036)           (1,971,607)
                                                                                         ---------------------    ------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:

                Purchase of property and equipment                                                          -              (125,142)

     CASH FLOWS FROM FINANCING ACTIVITIES:

                Retirement of common stock                                                             (7,600)                    -
                Proceeds from sale of common stock                                                  2,872,322             1,007,500
                Proceeds from sale of preferred stock                                                 318,750                     -
                Collateralized Note payable - related party                                          (371,018)              621,018
                Loans from stockholders                                                              (339,580)              507,422
                                                                                         ---------------------    ------------------
                Net cash provided by financing activities                                           2,472,874             2,135,940

     NET INCREASE IN CASH                                                                             360,838                39,191

     CASH,  BEGINNING BALANCE                                                                          48,279                 9,088
                                                                                         ---------------------    ------------------

     CASH,  ENDING BALANCE                                                                           $409,117               $48,279
                                                                                         =====================    ==================


       The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996



1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SeQuester Holdings, Incorporated ("the Company"), formerly KCD Holdings Incorporated, was incorporated in the state of Nevada on February 13, 1986. The Company's activities from inception until 1993 consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. The Company had only nominal net assets and no operational activities from the fiscal years 1989 through 1993 and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

The Company is a holding company which operates primarily through its wholly-owned subsidiary, SeQuester Incorporated ("SeQuester"), formerly KCD Incorporated, which was incorporated in November 1993. The Company is a distributor and marketer of technically advanced health products. The Company currently markets dietary aid products under the names SeQuester(R), ChromaQuest(TM) and PhytoQuest(TM). These products are sold to national drug and food chain retailers, wholesalers and mass merchandisers throughout the United States using several of the nation's largest food brokerage firms.

In October 1994, in connection with the issuance of 14,100,000 shares of its common stock, $0.002 par value, which consisted of 100,000 shares to the stockholders of the Company for cancellation of indebtedness then outstanding and 14,000,000 shares to the stockholders of SeQuester when unrestricted shares were trading at approximately $1.00 per share, the Company acquired 100% of the ownership of SeQuester, as a reverse merger. The stock exchange was recorded as a recapitalization of SeQuester using the Company's historical cost. SeQuester, which is engaged in the business of marketing and distributing dietary aids, commenced its operations in February 1994. For financial reporting purposes, the operations of SeQuester have been included in the accompanying consolidated financial statements since that date.

The Company's activities through 1995 consisted primarily of the development and marketing of its dietary supplement product, SeQuester(R) 1. The Company introduced an appetite suppressant, SeQuester(R) 2 and a chromium based dietary supplement, ChromaQuest(TM) in addition to SeQuester(R) 1 in December 1995. Additionally, the Company introduced its fourth product, PhytoQuest(TM), in October 1996. It is composed of phytosterols, which in recent research shows potential to inhibit the gastrointestinal absorption of cholesterol. Additional new health products are scheduled for introduction in fiscal 1998, all under the trademark SeQuester(R). To date, the Company has developed access to major domestic retail, pharmacy and mass merchandiser chains in the United States.

The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications were made to the 1996 consolidated financial statement presentation to conform with the 1997 consolidated financial statement presentation.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition -- The Company recognizes revenue from wholesalers, distributors and retailers at the time of shipment, net of sales returns and allowances. The Company maintains a reserve for returns which management considers adequate to cover estimated losses. In determining the reserve to be maintained, management evaluates many factors including items which may be resold and historical loss experience. The reserve for returns was $207,215 at January 31, 1997.

                       SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996


Significant customers accounting for 52.3% of revenues for the fiscal year ended January 31, 1997 include Wal-Mart Stores 26.1%, K-Mart Corp. 13.7% and American Drug Stores 12.5%. Significant customers accounting for 53.4% of revenues for the fiscal year ended January 31, 1996 include Wal-Mart Stores 13.1%, McKesson Drug Company 8.7%, American Drug Stores 7.6%, K-Mart Corp. 7.5%, Revco D.S. Inc. 6.5%, Mark Stevens (CVS Inc.) 5.2% and Target Stores 4.8%.

(b) Fair Value of Financial Instruments and Credit Risk -- The carrying value of cash, receivables and payables approximates their fair values due to the relatively short maturity of these instruments.

(c) Allowance for Doubtful Accounts -- In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts at January 31, 1997 and 1996 was $47,820 and $52,163.

(d)     Advertising -- The Company expenses advertising costs as incurred.

(e) Inventory -- Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:

                                          January 31, 1997      January 31, 1996
                                          ----------------      ----------------

Product Units                                 $2,030,635             $  704,741
Packaging and Product Displays                   212,035                153,578
Shipping Supplies                                 10,666                  6,228
Consignment                                       16,589                     --
                                              ----------             ----------
                                               2,269,925                864,547
Less: Allowance for Obsolescence                (121,535)                    --
                                              ----------             ----------
                                              $2,148,390             $  864,547
                                              ==========             ==========


The allowance for obsolescence is maintained at an amount management deems adequate to cover unsaleable inventory. In determining the allowance to be maintained, management evaluates many factors including alternate uses and a specific review for items no longer saleable.

(f) Property and Equipment -- The Company records property and equipment at cost and depreciates it over the useful life of the asset using the straight-line method of depreciation. Renewals and betterments are capitalized while repairs and maintenance are charged to expense. Leasehold improvements are amortized over their expected useful life, or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

                      Product Tooling                     2 years
                      Machinery and Equipment             5-10 years
                      Furniture and Fixtures              5 years
                      Computer Equipment                  5 years


(g) Income Taxes -- Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at enacted rates when such amounts are expected to be realized or settled.

(h) Loss Per Common Share -- Loss per common share is based on the weighted average number of common shares outstanding. Common share equivalents have not been considered in determining the weighted average number of shares outstanding as their effect would either be antidilutive or result in no material dilution of earnings per share.

(i) Risks and Uncertainties -- In the normal course of business, the Company is subject to certain risks and uncertainties as follows:

                       SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996


       - The Company's primary source of revenue has been from a single product, SeQuester(R) 1; however, the Company introduced two new dietary aid products in December 1995 (SeQuester(R) 2 and ChromaQuest(TM)) and introduced a fourth product, PhytoQuest(TM) in October 1996.

       - The Company has a significant accumulated deficit and has incurred substantial losses from operations for the period from inception through January 31, 1997.

      - The marketing of the Company's products is subject to the rules and regulations of the Federal Trade Commission.

       - The Company provides its product on unsecured credit to most of its customers, the majority of which are national retail outlets.

(j) The Company accounts for stock-based employee compensation as prescribed by APB Opinion 25, and has adopted the disclosure provisions of FAS 123. FAS 123 requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting for stock-based awards had been applied. The adoption of FAS 123 disclosure provisions has no effect on either the Company's balance sheet or its results of operations.

3.      REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred net losses from inception to January 31, 1997 of $7,857,673 including net losses of $1,852,365 and $4,317,833 during the fiscal years ended January 31, 1997 and 1996, respectively. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the fiscal year ended January 31, 1997, towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters and (iii) reduction of salaries and general and administrative expenses. Newspaper advertising commenced in major markets in July 1996 and was supported by radio advertising commencing in August 1996. In February 1997, the Company commenced a television campaign. In addition, subsequent to January 31, 1997, the Company sold additional shares of preferred stock and exchanged debt for equity, however, there are no assurances that private capital will continue to be available.

                       SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996



4.      REVENUES

In the normal course of business during the twelve month periods ended January 31, 1997 and 1996, the Company granted its customers a variety of discounts. The discounts granted were as follows:

                                                   1997                  1996
                                                   ----                  ----

        Gross Revenues                             $  4,144,295         $  7,017,442
                                                   ============         ============

        Discounts:
               Refunds and Returns                 $    698,743         $    212,398
               Introductory and Promotional             224,685              470,067
               Co-op Advertising                        292,355              352,787
               Other                                     82,922              120,958
                                                    -----------         ------------
               Total Discounts                      $ 1,298,705         $  1,156,210
                                                    ===========         ============
               Net Revenues                         $ 2,845,590         $  5,861,232
                                                    ===========         ============

5.      PROPERTY AND EQUIPMENT

                                                         1997                        1996
                                                         ----                        ----

        Product Tooling                            $  43,900                $      43,900
        Machinery and Equipment                       79,280                       79,280
        Furniture and Fixtures                         6,231                        6,231
        Computer Equipment                            31,198                        31,198
        Leasehold Improvements                         54,291                       54,291
                                                    ---------                       ------
                                                     214,900                       214,900
        Less:  Accumulated Depreciation             (113,644)                      (30,543)
                                                    ---------                     --------
                                                   $ 101,256                     $ 184,357
                                                   =========                     =========


6.      LOAN RECEIVABLE FROM OFFICER AND STOCKHOLDER

On February 1, 1995 the Company agreed to loan Clark Holcomb, the President of the Company at that time, up to the principal amount of $2,000,000, from the Company's cash flow from operations, with interest payable at the rate of 8% per annum on the unpaid balance. The loan was payable on demand upon sixty days prior notice. In consideration for the loan, Mr. Holcomb agreed and acted to retire 2,000,000 shares of the Company's common stock owned by him and further agreed to personally guarantee and collateralize certain advertising agreements and future borrowings by the Company up to the principal balance of the loan. No salary was paid or accrued for Mr. Holcomb for the twelve months ended January 31, 1996. As of January 31, 1996, the balance of principal and interest receivable on this loan of $2,145,964 was determined to be uncollectible and was expensed during the twelve months ended January 31, 1996. In April 1996, Mr. Holcomb retired 3,800,000 shares of Company common stock personally owned by him in further satisfaction of the Company's outstanding loan receivable from him which was $2,223,707 at that date. An additional $70,143 was expensed during the twelve months ended January 31, 1997.

7.      LOANS PAYABLE TO STOCKHOLDERS AND COLLATERALIZED PROMISSORY NOTE

(a) On January 31, 1997, the Company owed stockholders $356,999 including principal and interest. These loans are interest bearing, at a rate of 9% per annum, and have varying repayment terms, all of which mature on May 1, 1997, principally for the purpose of providing the Company with working capital. These notes are subject to a security agreement which covers all of the accounts receivable of the Company.

                       SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996


In March 1997, the Company entered into an agreement with these stockholders to convert the outstanding principal balance of such loans as of March 31, 1997 to approximately 1,047,242 restricted common shares of Company stock. The principal balance of such loans will be converted at a price 25% below the closing bid price of the Company's common stock as of March 31, 1997 (approximately $0.328). The shares to be issued contain certain registration rights.

(b) On October 17, 1995, the Company executed a promissory note for the sum of $750,000, or the aggregate unpaid principal amount of advances up to the sum of $750,000, with interest payable at 10% per annum on the outstanding balance with a stockholder. The Company issued 25,000 shares of restricted common stock as consideration for the note and expensed $62,500 as interest. The note, principal plus interest, was payable based upon 50% of net collections from product sales with any remaining balance due in full on or before October 17, 1996. The note was subject to a security agreement which covered all of the accounts receivable, contract rights and inventory of the Company. In August 1996, the balance of principal and interest outstanding of this note was satisfied. In August 1996, the Company entered into a stock purchase agreement with the same stockholder wherein the Company issued 125,000 shares of restricted common stock in satisfaction of $250,000 of the principal balance of the secured promissory note dated October 17, 1995 due to that stockholder. In connection with this transaction, the Company entered into a put option agreement wherein that stockholder has the right, upon his election, to sell to the Company a total of 125,000 shares of Company common stock at $2.00 per share at any time between October 17, 1996 and April 17, 1997. The put option agreement expired on April 17, 1997.

8.      INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through January 31, 1997, the Company incurred net operating losses for tax purposes of approximately $6,650,000. Differences between financial statement and tax losses consist primarily of amortization, allowance for doubtful accounts, and termination of sub-chapter S status for a subsidiary in connection with a merger in October, 1994. The net operating loss carryforwards may be used to reduce taxable income through the year 2011. Net operating loss carryforwards for the State of California are approximately $3,110,000 and are generally available to reduce taxable income through the year 2001. Net operating loss carryforwards for the State of New Jersey are approximately $455,000 and are generally available to reduce taxable income through 2003. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. During the three taxable years ended January 31, 1997, the Company incurred a 50% or more change in ownership. Therefore, the availability of the Company's net operating loss carryforwards may be limited. The provision for income taxes consists of the California and New Jersey state minimum taxes imposed on corporations.

The gross deferred tax asset balance as of January 31, 1997 was approximately $2,678,000. A 100% valuation reserve has been established against the deferred tax assets, as the utilization of the loss carryforwards can not reasonably be assured.

9.      CONTRACTS AND AGREEMENTS

(a) Advertising Agreement -- In May 1995, the Company entered into an agreement with Premiere Radio Networks ("Premiere") for bartered advertising in the amount of $1,000,000. As consideration for this advertising, the Company issued 200,000 shares of restricted common stock to Premiere. As of January 31, 1997, $144,737 of unused advertising is currently available in connection with this agreement.

(b) Supply and Packaging Agreements -- In April 1996, the Company entered into a five year supply agreement with a major manufacturer to provide dietary supplements for resale within the United States and Canada. This agreement also provides exclusive rights for the Company to sell products to certain retail stores and wholesalers. In addition, in April 1996, the Company entered into a five year packaging agreement which covers a significant portion of the Company's packaging requirements.

                       SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996


(c) Employment Agreements -- The Company has entered into Employment Agreements with its officers and key executives.

The Company entered into an Employment Agreement with Bonnie Richards, effective July 1, 1995 whereby Ms. Richards was engaged as the Vice President of the Company. Ms. Richards receives an annual base salary equal to $100,000. Effective August 15, 1995, the Company entered into an Employment Agreement with Denise van Daalen Wetters. Ms. van Daalen Wetters was engaged as the Company's Chief Administrative Officer at an annual salary of $80,000. Effective October 15, 1995, the Company entered into an Employment agreement with Wellington Ewen. Mr. Ewen was engaged as the Company's Chief Financial Officer at an annual salary of $90,000.

Clark M. Holcomb is employed by the Company as the Director of Sales and Marketing, effective March 25, 1996. Mr. Holcomb is entitled to an annual base salary of $100,000; a sales incentive equal to 2% of net sales over the prior base quarter; provided that, the Company has net income during the subject quarter; and an equity incentive equal to the sales incentive, and subject to the same conditions, based on the average bid price during the subject quarter.

(d) Stock Compensation Plan -- In March 1997, the Company established the 1997 Stock Plan ("Plan") and reserved 3,000,000 shares of Company common stock for issuance under the Plan with a grant limit per participant of 1,750,000 shares. Pursuant to the Plan, the Company granted non-qualified stock options as follows:

        Officer                     Position                                    Options Granted
        -------                     --------                                    ---------------
        Wellington Ewen             President & Chief Financial Officer            500,000 shares
        Bonnie Richards             Vice President & Secretary                     500,000 shares
        Denise van Daalen Wetters   Chief Administrative Officer                   250,000 shares
                                                                                ----------
                                                                                 1,250,000 shares

The exercise price for all options granted was fair market value on the date of grant which was $0.53 per share. All such options vest on the date of grant, contain registration rights, and terminate 10 years from date of grant. In connection with these option grants, each such officer entered into an amended employment agreement which provided for the waiver by each officer of his or her stock purchase rights thereunder.

In connection with an agreement with a consultant to provide certain advertising, design and marketing services, the Company also entered into a common stock purchase agreement. Under the terms of the stock purchase agreement, the Company was obligated to issue up to an aggregate of 250,000 shares of Company common stock at a purchase price of par value through August 1998. In August 1996, the Company issued 150,000 shares under this agreement. The shares were subject to repurchase by the Company at par value for a period of two years from date of purchase. In April 1997, the common stock purchase agreement was canceled and the previously issued shares thereunder were returned to the Company and retired. The Company then granted 250,000 non-qualified options to such consultant pursuant to the Plan. The exercise price for this option grant was fair market value on the date of grant which was $.34 per share. All such options vest on the date of grant, contain registration rights, and terminate 10 years from date of grant.

(e) Other Agreements -- In January 1997 (amended in March 1997), the Company entered into an agreement with Mike Ditka to render services as a performer in television commercials endorsing Company products and to provide other marketing services for a one-year period. In consideration for his services, Mr. Ditka received (i) a cash payment of $75,000 in January 1997 and (ii) 1,000,000 in shares of the Company's restricted common stock in March 1997.

10.     STOCKHOLDERS' INVESTMENT (DEFICIT)

(a) Common Stock -- In January 1996, the Company issued 225,000 shares of common stock for management consulting services to be provided over a twenty-four month period. The Company recorded $1,518,750 (the value of the shares) as prepaid consulting fees which was offset to equity. In January 1996, these services were terminated and

                       SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996


155,200 of the shares issued were returned to the Company and retired. Prepaid consulting fees were reduced by $1,047,600 (the value of the shares retired). The balance of the issued shares of 69,800 are in litigation.

During the twelve months ended January 31, 1996, the Company issued 1,267,500 shares of restricted common stock as consideration for $4,135,000 of advertising. In April 1996, in connection with a settlement agreement, 640,000 of the shares issued were retired and prepaid advertising was reduced by $1,380,238. During the twelve months ended January 31, 1997 and 1996, $423,260 and $2,186,165 of such advertising has been utilized by the Company with a balance of prepaid advertising of $144,737 as of January 31, 1997.

In February 1996, the Company amended and restated its Consulting Agreement and Stock Plan with a consultant, dated February 15, 1995 to extend the term of such agreement for an additional three (3) year period and, in June 1996, issued an additional 300,000 shares of Company common stock, to such consultant.

In April 1996, the Company retired 3,800,000 shares of common stock, at par value, in satisfaction of the Company's outstanding loan to Clark Holcomb.

In April 1996, the Company issued 1,200,000 shares of common stock for net proceeds of $1,665,000 in a private placement. Upon completion of this transaction, the Company issued to the placement agent 300,000 warrants to purchase additional shares of common stock at $2.50 per share. These warrants have a five year life and contain certain registration rights.

In June 1996, the Company entered into a stock purchase agreement pursuant to which the Company agreed to issue a maximum of 1,000,000 shares of common stock offered at a price per share equal to the lesser of (i) 50% below the closing bid price of the Company's common stock or (ii) $2.00 per share. During the period June 1996 through January 31, 1997, 695,027 shares were issued for net proceeds of $1,192,022. Upon completion of this agreement, the Company agreed to issue, to the placement agent, 300,000 warrants to purchase common stock at the offering price. These warrants will have a five year life and contain certain registration rights. In addition, upon completion of this agreement, the Company agreed to enter into certain investment relationship agreements for a one year period which provide for aggregate payments of $4,000 per month and the issuance of an aggregate of 200,000 warrants to purchase common stock at the offering price. These warrants will have a five year life and contain certain registration rights.

In connection with an agreement with a consultant to provide certain advertising, design and marketing services, the Company also entered into a common stock purchase agreement. Under the terms of the stock purchase agreement, the Company was obligated to issue up to an aggregate of 250,000 shares of Company common stock at a purchase price of par value through August 1998. In August 1996, the Company issued 150,000 shares under this agreement. The shares were subject to repurchase by the Company at par value for a period of two years from date of purchase. In April 1997, this common stock agreement was canceled and the previously issued shares thereunder were returned to the Company and retired.

In August 1996, the Company entered into a stock purchase agreement with a stockholder wherein the Company issued 125,000 shares of restricted common stock in satisfaction of $250,000 of the principal balance of the secured promissory note dated October 17, 1995 due to that stockholder. In connection with this transaction, the Company entered into a put option agreement wherein that stockholder has the right, upon his election, to sell to the Company a total of 125,000 shares of Company common stock at $2.00 per share at any time between October 17, 1996 and April 17, 1997. The put option agreement expired on April 17, 1997.

During the twelve months ended January 31, 1997, the Company issued (i) 44,047 shares of restricted common stock to commission sales brokers (ii) 40,000 shares of restricted common stock in settlement of litigation and (iii) 62,851 shares of restricted common stock for other services.

(b) Warrants -- The public warrants outstanding were issued as part of a 250,000 unit offering in August 1987. Each unit was offered at $0.75 and consisted of one share of common stock, four "A" warrants, four "B" warrants, and four "C" warrants.

                       SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996


In May 1996, the Company extended the date within which the outstanding warrants of the Company could be exercised to June 30, 1997. Exercise of the extended warrants is subject to an effective registration statement with the Securities and Exchange Commission. The outstanding warrants of the Company at January 31, 1997 are as follows:

        Warrant Class               Amount Outstanding           Exercise Price
        -------------               ------------------           --------------

                 A                      398,850                       $  0.50
                 B                      488,600                          0.75
                 C                      488,600                          1.00
                                        -------
                                      1,376,050
                                      =========


No warrants were exercised during the twelve months ended January 31, 1997 and 1996.

The Company has an additional 300,000 warrants outstanding to purchase common stock at $2.50 per share. These warrants have a five year life and contain certain registration rights.

(c) Preferred Stock -- In January 1997, the Company authorized issuance of a series of 5,000 shares of Convertible Preferred Stock and designated an initial issuance of 750 shares of Series A Convertible Preferred Stock with a par value of $1,000 per share. In January 1997, the Company sold 375 shares and in February 1997 sold an additional 375 shares to two accredited investors receiving gross proceeds of $750,000. The Company paid placement and finder's fees aggregating 15% of the gross proceeds in connection with this financing.

The Series A Shares are convertible into the Company's common stock, in phases following the date of issuance (the "Closing Date"). The Series A Shares are entitled to a 6% cumulative dividend payable in common stock at the time of conversion and all of the Series A Shares are subject to a mandatory 12 month conversion feature. One-third of the Series A Shares are convertible into common stock at any time 45 days after the Closing Date; an additional one-third (two-thirds cumulatively) are convertible into common stock at any time 60 days after the Closing Date; and an additional one-third (the entire amount cumulatively) are convertible into common stock at any time 75 days after the Closing Date. The number of common shares issuable upon conversion of the Series A Shares equals the par value of the Series A Shares plus accrued dividends through the date of conversion divided by the lessor of (i) 70% of the "Market Price" (the 5 day average closing bid for the common stock for the 5 business days immediately preceding the conversion date); or (ii) 100% of the 5 day average closing bid for the common stock for the 5 business days immediately preceding the Closing Date. Provided, that, for any conversions of the Series A Shares occurring after the 89th day following the Closing Date the conversion rate will be the lessor of (i) 65% of the Market Price; or (ii) 100% of the 5 day average closing bid for the common stock for the 5 business days immediately preceding the Closing Date.

Through April 15, 1997, an aggregate of 190 shares of outstanding preferred stock were converted into 914,438 shares of Company common stock.

11.     TRADEMARK AND LEASES

(a) Trademark -- The Company's trademark SeQuester(R) was registered on May 28, 1996. The Company filed trademark applications for ChromaQuest(TM) and PhytoQuest(TM) in February 1997. The Company will continue the ongoing process of application and expects final approval of these trademark applications within the next year. However, if these approvals are not ultimately received, this could adversely impact the Company's exclusive rights to the product names and market identity.

(b) Leases -- The Company leases its office and warehouse facilities in Westlake Village, California under noncancelable operating leases which expire in December 1997 and May 1997, respectively. The office facility lease agreement contains a provision for a single five year renewal option at the expiration of the lease. The Company also leases warehouse space on a month to month basis in Pine Brook, New Jersey. Rent expense incurred under all of these

                       SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996


lease agreements for the twelve months ended January 31, 1997 and 1996 was $119,811 and $68,712 respectively. Future minimum lease commitments for the twelve months ending January 31, 1998 are $53,067.

12.     LITIGATION

Charles McClendon vs. Clark M. Holcomb and KCD

Charles McClendon ("McClendon") filed a complaint on October 12, 1995 in the Superior Court of the State of California for the County of Los Angeles against Clark M. Holcomb ("Holcomb") and SeQuester alleging breach of contract, fraud, fraudulent misrepresentation, violation of California Corporate Securities Law, money had and received and account stated. McClendon alleged that Holcomb fraudulently breached a contract by and between McClendon and Holcomb pursuant to which Holcomb agreed to sell shares of Interactive Medical Technologies Ltd. ("IMT") stock to McClendon. Plaintiff named SeQuester as the alter-ego of Holcomb. McClendon is seeking damages in a sum in excess of $50,000 as well as attorneys' fees, exemplary and punitive damages. It is the Company's position that it has no obligation or liability to McClendon in connection with this matter. In February 1997, the Company settled these disputed and doubtful claims for the sum of $24,000 to avoid further litigation costs inherent in defending the action, which was dismissed with prejudice.

Federal Trade Commission

The advertising and promotion of the Company's products is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTCA"). Among other requirements, the FTC requires that all claims made in advertising be truthful and substantiated in accordance with standards that have been developed by the FTC. The Company's advertising claims for its SeQuester(R) products were recently the subject of inquiry by the Seattle Regional Office of the FTC which alleged that previous claims for the SeQuester(R) 1 product were false and/or unsubstantiated in violation of the FTCA. On December 18, 1996, the Company's Board of Directors approved a proposed administrative consent order which, if accepted by the FTC, would require the Company to pay $150,000 to the FTC and maintain adequate substantiation for future advertising claims. The proposed consent order would also require Clark M. Holcomb, a former officer and director of the Company and Bonnie L. Richards, a current officer and director of the Company, to maintain adequate substantiation for the future advertising claims and would impose joint and several liability for the $150,000 payment to the FTC between the Company and Ms. Richards. The proposed consent order will not become final until it is approved by the FTC after being published for notice and comment. In the event the proposed consent order is not approved, the Company intends to resume settlement discussions with the FTC. Once the proposed order becomes final, the Company, Mr. Holcomb and Ms. Richards will be subject to substantial monetary penalties in the event of non-compliance. Such penalties, if imposed, could have a material adverse effect on the Company.

KCD Holdings, Incorporated vs. Peter D. Bistrian and Horowitz, Cutler & Beam

In December 1995, the Company entered into a Management Consulting Agreement ("Consulting Agreement") with Peter D. Bistrian Consulting, Inc. ("PBC") for management and marketing consulting services. As compensation for the foregoing consulting services, PBC received 225,000 shares of the Company's common stock (the "Consulting Shares"). The Company acted to register the offer and sale of the Consulting Shares on Form S-8 which was filed in January 1996. In January 1996, the Company terminated the Consulting Agreement as a result of PBC's use of the Company's confidential information for PBC's own benefit. The Company requested in such notice of termination that PBC immediately return the Consulting Shares for cancellation and that PBC immediately cease and desist from trading in the Company's securities. Notwithstanding the Company's notice, it appears that PBC subsequently acted to sell a substantial portion of the Consulting Shares in the open market which was in violation of a lock-up agreement prohibiting the sale of the Consulting Shares. In an attempt to resolve this matter in an expeditious manner, and to secure the Consulting Shares for cancellation, the Company entered into a conditional settlement agreement, contingent upon the return to the Company of all of the Consulting Shares, which required PBC to deliver the Consulting Shares to an escrow account maintained by the law firm of Horowitz, Cutler & Beam ("HC&B") for delivery to the Company. In February 1996, HC&B delivered 155,200 of the 225,000 Consulting Shares to the Company. In May of 1996, the Company filed a Complaint in the Superior Court of the State of California for the County of

                       SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996



Los Angeles against PBC; Peter D. Bistrian; HC&B; M. Richard Cutler; Gateway Financial Group, Inc.; and Lisa Paige for breach of written contract; legal malpractice; intentional misrepresentation; negligent misrepresentation; securities fraud; conversion; constructive fraud; breach of fiduciary duty; insider trading; breach of covenant of good faith and fair dealing; and violation of the racketeering influenced and corrupt organizations act. The Company is currently in settlement negotiations with respect to defendants PBC; Peter D. Bistrian; HC&B and M. Richard Cutler and has approved a proposed settlement in which certain of the foregoing defendants would pay the Company the sum of $225,000 to settle this action solely with respect to those defendants.

In April 1996, the Company settled certain advertising litigation resulting in a gain of $845,482 and settled certain litigation, resulting in a loss of $80,000, regarding a former sales broker in order to avoid the costs inherent in defending the action. In August 1996, the Company settled certain litigation regarding a license agreement and royalties with Effective Health Inc., a wholly-owned subsidiary of Interactive Medical Technologies Ltd., which resulted in a net gain of $151,245. In December 1996, the Company approved a proposed administrative consent order with the FTC regarding alleged unsubstantiated advertising claims which would require the Company to pay $150,000 to the FTC. In February 1997, the Company settled certain other disputed and doubtful claims for the sum of $24,000 to avoid further litigation costs inherent in defending the action.

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of January 31, 1997.

As there is no assurance that the Company will prevail in any of the foregoing lawsuits, the Company may incur substantial expense in connection with this litigation. Any unfavorable settlement or judgment against the Company, in which the Company is a defendant, could have a material adverse effect upon the financial condition and operational results of the Company.

                       SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996




13.     UNAUDITED QUARTERLY RESULTS

Unaudited quarterly results of operations for each of the quarters in the twelve months ended January 31, 1997 and 1996:

                                 Fiscal 1997 by Quarter
                                 ----------------------

                            First        Second        Third        Fourth         Year
                        ------------   -----------   ---------    ----------    ------------
Revenues                  $1,116,259    $ 456,102    $ 953,511    $  319,718   $ 2,845,590
Gross profit                 810,043       68,821      591,417       270,789     1,741,070
Litigation settlements,
   net (a)                   765,482            -      151,245     (174,500)       742,227
Payments to officer
   and shareholder (b)       (70,143)           -            -             -       (70,143)
Net income (loss)            730,645     (893,683)    (555,432)   (1,133,895)   (1,852,365)
Net income (loss) per share    $0.05       ($0.07)      ($0.04)       ($0.08)       ($0.13)


                                 Fiscal 1996 by Quarter
                                 ----------------------
                            First        Second       Third         Fourth           Year
                          ---------     ---------   ----------    -----------    -----------
Revenues (c)                $888,941   $3,231,260    $990,345     $  750,686      $5,861,232
Gross profit                 669,331    2,473,265     728,922        567,626       4,439,144
Payments to officer
   and shareholder (b)             -            -           -     (2,145,964)     (2,145,964)
Net loss                 (1,150,564)     (626,653)   (158,917)    (2,381,699)     (4,317,833)
Net loss per share           ($0.07)       ($0.04)     ($0.01)        ($0.15)         ($0.27)

(a) In April 1996, the Company settled certain advertising litigation resulting in a gain of $845,482 and settled certain litigation, resulting in a loss of $80,000, regarding a former sales broker in order to avoid the costs inherent in defending the action. In August 1996, the Company settled certain litigation regarding a license agreement and royalties with Effective Health Inc., a wholly-owned subsidiary of Interactive Medical Technologies Ltd., which resulted in a net gain of $151,245. In December 1996, the Company approved a proposed administrative consent order with the FTC regarding alleged unsubstantiated advertising claims which would require the Company to pay $150,000 to the FTC. In February 1997, the Company settled certain other disputed and doubtful claims for the sum of $24,000 to avoid further litigation costs inherent in defending the action.

(b) On February 1, 1995 the Company agreed to loan Clark Holcomb, the President of the Company at that time, up to the principal amount of $2,000,000, from the Company's cash flow from operations, with interest payable at the rate of 8% per annum on the unpaid balance. The loan was payable on demand upon sixty days prior notice. In consideration for the loan, Mr. Holcomb agreed and acted to retire 2,000,000 shares of the Company's common stock owned by him and further agreed to personally guarantee and collateralize certain advertising agreements and future borrowings by the Company up to the principal balance of the loan. No salary was paid or accrued for Mr. Holcomb for the twelve months ended January 31, 1996. As of January 31, 1996, the balance of principal and interest receivable on this loan of $2,145,964 was determined to be uncollectible and was expensed during the twelve months ended January 31, 1996. In April 1996, Mr. Holcomb retired 3,800,000 shares of Company common stock personally owned by him in further satisfaction of the Company's outstanding loan receivable from him which was $2,223,707 at that date. An additional $70,143 was expensed during the twelve months ended January 31, 1997.

(c) During the second quarter of fiscal 1996, the Company received an unsolicited promotional endorsement for SeQuester(R) 1 which was featured by several network and local radio and television media. This publicity, combined with a multi-media advertising campaign resulted in a significant increase in sales for that quarter.

                       SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996



14.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. Cash equivalents include cash in banks and short-term money market funds with original maturities of less than three months.

In January 1996, the Company issued 225,000 shares of common stock for management consulting services to be provided over a twenty-four month period. The Company recorded $1,518,750 (the value of the shares) as prepaid consulting fees which was offset to equity. In February 1996, these services were terminated and 155,200 of the shares issued were retired. Prepaid consulting fees were reduced by $1,047,600 (the value of the shares retired). The balance of the issued shares of 69,800 are in litigation.

During the twelve months ended January 31, 1997 and 1996, the Company paid interest of approximately $122,400 and $130,000. In October 1995, the Company issued 25,000 shares of restricted common stock to a current stockholder in consideration for a loan granted to the Company and expensed $62,500 as interest.

During the twelve months ended January 31, 1996, the Company issued 1,267,500 shares of restricted common stock as consideration for $4,135,000 of advertising. In April 1996, in connection with a settlement agreement, 640,000 of the shares issued were retired and prepaid advertising was reduced by $1,380,238. During the twelve months ended January 31, 1997 and 1996, $423,860 and $2,186,165 of such advertising has been utilized by the Company with a balance of prepaid advertising of $144,737 as of January 31, 1997.

In May 1995, the Company issued 275,000 shares of common stock under Form S-8 to consultants for $632,500 of services and cash consideration of $55,000. Services of $581,975 were expensed during the twelve months ended January 31, 1996.

In February 1996, the Company amended and restated its Consulting Agreement and Stock Plan with a consultant, to extend the term of such agreement for an additional three (3) year period and, in June 1996, issued an additional 300,000 shares of Company common stock, to such consultant for $735,000 of services and cash consideration of $15,000. Services of $261,842 were expensed during the twelve months ended January 31, 1997.

On February 1, 1995 the Company agreed to loan Clark Holcomb, the President of the Company at that time, up to the principal amount of $2,000,000, from the Company's cash flow from operations, with interest payable at the rate of 8% per annum on the unpaid balance. The loan was payable on demand upon sixty days prior notice. In consideration for the loan, Mr. Holcomb agreed and acted to retire, at par value, 2,000,000 shares of the Company's common stock owned by him and further agreed to personally guarantee and collateralize future borrowings by the Company up to the principal balance of the loan. No salary was paid or accrued for Mr. Holcomb for the twelve months ended January 31, 1996. As of January 31, 1996, the balance of principal and interest receivable on this loan of $2,145,964 was determined to be uncollectible and was expensed during the twelve months ended January 31, 1996. In April 1996, Mr. Holcomb retired, at par value, 3,800,000 shares of Company common stock personally owned by him in further satisfaction of the Company's outstanding loan receivable from him which was $2,223,707 at that date. An additional $70,143 was expensed during the twelve months ended January 31, 1997.

In August 1996, the Company entered into a stock purchase agreement with a stockholder wherein the Company issued 125,000 shares of restricted common stock in satisfaction of $250,000 of the principal balance of the secured promissory note dated October 17, 1995 due to that stockholder. In connection with this transaction, the Company entered into a put option agreement wherein that stockholder has the right, upon his election, to sell to the Company a total of 125,000 shares of Company common stock at $2.00 per share at any time between October 17, 1996 and April 17, 1997. The put option agreement expired on April 17, 1997.

During the twelve months ended January 31, 1996, the Company issued 20,000 shares of restricted common stock to certain employees and 27,500 shares of restricted common stock to packagers for $68,750 of services which was

                       SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996


expensed as cost of goods sold. During the twelve months ended January 31, 1997, the Company issued 44,047 shares of restricted common stock to commission sales brokers and 10,000 shares of restricted common stock to packagers. Selling and marketing was expensed $70,595 and cost of goods sold was expensed $15,000.

In May 1995, the Company issued 100,000 shares of restricted common stock to IMT as consideration for past due royalties and interest in the amount of $217,243.

                                                EXHIBIT INDEX
                                                -------------

EXHIBIT NUMBER                      TITLE OF EXHIBIT
--------------                      ----------------

     2.1                   Articles of Incorporation of the Company(1)

     2.2                   Certificate of Amendment to the Articles of Incorporation

     2.3                   Bylaws of the Company, as amended(1)

     3.1 Warrant Agreement and Form of Warrant Applicable to the A, B, and C Warrants(1)

     6.1                   First Amended License Agreement, dated May 10, 1995(2)

     6.2                   Lease Agreement for Westlake Village Warehouse, dated
                           May 20, 1994(2)

     6.3 Lease Agreement for Westlake Village Office Facility, dated October 31, 1994(2)

     6.4                   Employment Agreement with Bonnie Richards, dated
                           July 1, 1995(3)

     6.5 Employment Agreement with Denise van Daalen Wetters, dated August 15, 1995(3)

     6.6                   Employment Agreement with Wellington Ewen, dated
                           October 15, 1995(3)

     6.7                   Management Consulting Agreement with Peter D.
                           Bistrian Consulting, Inc., dated December 21, 1995(4)

     6.8 Secured Promissory Note, dated October 17, 1995, by and between the Company and Trevor and Kate Phillips(3)

     6.9 Security Agreement, dated October 17, 1995, by and between the Company and Trevor and Kate Phillips(3)

     6.10                  Agreement for National Network Radio Advertising, dated
                           May 26, 1995, by and between the Company and Premiere
                           Radio Networks, Inc.(3)

     6.11 Agreement to extend term of Secured Promissory Note, dated April 17, 1996, by and between the Company and Trevor and Kate Phillips

     6.12 Put Option Agreement, dated August 14, 1996, by and between the Company and Trevor Phillips

     6.13                  Consulting Agreement and Stock Plan, dated February 1,
                            1996, by and between the Company and Hy Ochberg(5)

                                               EXHIBIT INDEX
                                               -------------

EXHIBIT NUMBER                      TITLE OF EXHIBIT
--------------                      ----------------
     6.14                  Common Stock Purchase Agreement, dated
                           August 14, 1996, by and between the Company
                           and Phillips Management

     6.15 Indemnification Agreement, dated May 29, 1996, by and between the Company and Wellington Ewen

     6.16 Indemnification Agreement, dated May 29, 1996, by and between the Company and Bonnie Richards

     6.17 Indemnification Agreement, dated May 29, 1996, by and between the Company and Oleg Batratchenko

     6.18 Indemnification Agreement, dated May 29, 1996, by and between the Company and Gerald Epstein

     6.19 Indemnification Agreement, dated May 29, 1996, by and between the Company and Dr. Stephen Miller

     6.20                  Agreement Containing Consent Order, dated December 18,
                           1996, by and between the Company and the Federal Trade
                           Commission

     6.21                  SeQuester Holdings Incorporated 1997 Stock Plan

     6.22                  Agreement for Retirement of KCD Holdings Option Shares,
                           dated September 12, 1996, by and between the Company and
                           Bonnie Richards

     6.23                  Agreement for Retirement of KCD Holdings Option Shares,
                           dated September 12, 1996, by and between the Company and
                           Denise van Daalen Wetters

     6.24                  Agreement for Retirement of KCD Holdings Option Shares,
                           dated September 12, 1996, by and between the Company and
                           Wellington Ewen

     6.25                  Amendment to Employment Agreement, dated March 26,
                           1997, by and between the Company and Bonnie Richards

     6.26                  Amendment to Employment Agreement, dated
                           March 26, 1997, by and between the Company and Denise van Daalen Wetters

     6.27                  Amendment to Employment Agreement, dated March 26,
                           1997, by and between the Company and Wellington Ewen

                                                        EXHIBIT INDEX
                                                        -------------

EXHIBIT NUMBER                      TITLE OF EXHIBIT
--------------                      ----------------

     6.28                  Lettr Agreement for Conversion of Outstanding Debt, dated
                           March 24, 1997, by and between the Company and Pelle
                           Leather, Ltd; Growth Science Ventures, Inc.; L.E. International
                           Ltd.; Phillip Dascher; Joseph Tischler; Gerald Epstein; and
                           Stuart Needleman

     6.29 Consulting Services Agreement, dated March 24, 1997, by and between the Company and Mike Ditka

     6.30 Consulting Services Agreement, dated April 15, 1997, by and between the Company and Gerald Hatto

     6.31 Termination Agreement, dated April 15, 1997, by and between the Company and Gerald Hatto

     6.32 Stock Option Grant Agreement, dated March 26, 1997, by and between the Company and Bonnie Richards

     6.33 Stock Option Grant Agreement, dated March 26, 1997, by and between the Company and Wellington Ewen

     6.34 Stock Option Grant Agreement, dated March 26, 1997, by and between the Company and Denise van Daalen Wetters

     6.35 Stock Option Grant Agreement, dated April 15, 1997, by and between the Company and Gerald Hatto

     6.36                  Amendment to Stock Option Grant Agreement, dated
                           April 15, 1997, by and between the Company and Bonnie Richards

     6.37                  Regulation S Distribution Agreement, dated March 29,
                           1996, by and between the Company and Berkshire
                           International Finance

     6.38 Covenant Agreement, dated March 29, 1996, by and between the Company, Clark Holcomb, and Berkshire International Finance

     6.39                  Amendment to Regulation S Distribution Agreement, dated
                           April 17, 1996, by and between the Company and Berkshire
                           International Finance

                                                   EXHIBIT INDEX
                                                   -------------

EXHIBIT NUMBER                      TITLE OF EXHIBIT
--------------                      ----------------


     6.40                  Regulation S Distribution Agreement, dated June 26,
                           1996, by and between the Company and Berkshire
                           International Finance

     6.41 Covenant Agreement, dated June 26, 1996, by and between the Company and Berkshire International Finance

     6.42                  Offshore Securities Subscription Agreement

     6.43 Warrant Agreement, dated April 15, 1996, by and between the Company and Berkshire International
                           Finance

     6.44 Finders Agreement, dated March 29, 1996, by and between the Company and BRG, Inc.


(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-18, which was declared effective by the Commission on August 7, 1987, and incorporated herein by this reference.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 14, 1995, and incorporated herein by this reference.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 10, 1996, and incorporated herein by this reference.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, which was filed with the Commission on January 2, 1996, and incorporated herein by this reference.

(5) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, which was filed with the Commission on June 28, 1996, and incorporated herein by this reference.