Form 10QSB
period 1997-04-30
SEQUESTER HOLDINGS INC/NV
filed 1997-06-06
CIK 796628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 1997

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the transition period from________________to_______________

                       Commission file number:33-06827-LA

                        SEQUESTER HOLDINGS, INCORPORATED
        (Exact name of small business issuer as specified in its charter)


         Nevada                                              95-4532103
------------------------                                     ----------
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization number)                  identification number)

2835 Townsgate Road, Suite 110, Westlake Village, CA                 91361
--------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (805) 494-6687 not applicable
  -----------------------------------------------------------------------------
  (former, name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No
                                         ---        ---

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

                                                     Outstanding at
         Class of Common Stock                       May 31, 1997
         ---------------------                       ------------
         $.002 par value                             18,167,411

Transitional Small Business Disclosure Format        Yes      No X
                                                        ---     ---

            Number of sequentially numbered pages in the document: 29

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        SEQUESTER HOLDINGS, INCORPORATED
                      (formerly KCD HOLDINGS INCORPORATED)

                                      Index

PART 1 - FINANCIAL INFORMATION                                                          Page
                                                                                        ----
         Item 1. Financial Statements

                  Consolidated Balance Sheets at                                        F-3
                  April 30, 1997 (unaudited) and January 31, 1997

                  Consolidated Statements of Operations for the three                   F-4
                  months ended April 30, 1997 (unaudited) and 1996
                  (unaudited)

                  Consolidated Statement of Stockholders' Investment (Deficit)          F-5
                  for the three months ended April 30, 1997 (unaudited)

                  Consolidated Statement of Cash Flows                                  F-6
                  for the three months ended April 30, 1997 (unaudited)
                  and 1996 (unaudited)

                  Notes to Consolidated Financial Statements                            F-7

         Item 2.  Management's Discussion and Analysis or Plan of                       20
                   Operations.

PART II. - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     28

         Item 2.  Changes in Securities                                                 28

         Item 6.  Exhibits and Reports on Form 8-K                                      28

Signatures                                                                              29

PART I. FINANCIAL INFORMATION
    ITEM  1. FINANCIAL STATEMENTS


                        SEQUESTER HOLDINGS, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                     APRIL 30, 1997      ANUARY 31, 1997
                                                                                     --------------      ---------------
                                                                                      (Unaudited)
    CURRENT ASSETS:
         Cash                                                                             204,549              409,117
         Accounts receivable, net                                                         234,921              195,337
         Accounts receivable - other                                                       18,291               11,767
         Inventory                                                                      2,058,273            2,148,390
         Other                                                                              2,672                7,173
                                                                                     -------------       --------------
              Total current assets                                                      2,518,706            2,771,784
                                                                                     -------------       --------------
    PROPERTY AND EQUIPMENT, net                                                            84,948              101,256
                                                                                     -------------       --------------

    OTHER ASSETS:
         Deposits                                                                           4,888                4,888
         Intangibles, net                                                                   2,009                2,074
                                                                                     -------------       --------------
            Total other assets                                                              6,897                6,962
                                                                                     -------------       --------------
               Total assets                                                          $  2,610,551        $   2,880,002
                                                                                     =============       ==============


                             LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)

    CURRENT LIABILITIES:
         Accounts payable                                                            $  1,084,517        $   1,086,183
         Accrued expenses                                                                 372,973              300,420
         Accrued advertising                                                              112,408              225,849
         Commissions payable                                                               39,184               37,544
         FTC payable                                                                      125,000              125,000
         Loans from stockholders                                                          344,888              356,999
                                                                                     -------------       --------------
               Total current liabilities                                                2,078,970            2,131,995
                                                                                     -------------       --------------

        Commitments and contingencies (see Notes)

    STOCKHOLDERS' INVESTMENT (DEFICIT)
         Convertible Preferred stock, par value $1,000 per share; 5000 shares             560,000              375,000
            authorized; issued and outstanding 560 series A as of April 30, 1997 and 375 as of January 31, 1997
         Common stock, par value  $.002 per share; 25,000,000 shares                       32,816               29,247
             authorized; issued and outstanding 16,408,163 as of April 30,1997 and 14,623,725 as of January 31, 1997
         Additional paid in capital                                                     9,809,009            9,341,004
         Accumulated deficit                                                           (8,558,159)          (7,857,673)
         Prepaid advertising and consulting fees                                       (1,312,085)          (1,139,571)
                                                                                     -------------       --------------
               Total stockholders' investment (deficit)                                   531,581              748,007
                                                                                     -------------       --------------
                   Total liabilities and stockholders' investment (deficit)          $  2,610,551        $   2,880,002
                                                                                     =============       ==============


   The accompanying notes are an integral part of these financial statements.

                                                               1997                  1996
                                                          ---------------        --------------
                                                           (Unaudited)            (Unaudited)

             Net Revenues                                       $260,675            $1,116,259
             Cost of Goods Sold                                   96,429               306,216
                                                          ---------------        --------------
             Gross Profit                                        164,246               810,043
                                                          ---------------        --------------

             Operating Expenses:
                Advertising                                      317,828                36,519
                Selling and  marketing                           193,965               197,610
                General and administrative                       349,696               507,399
                                                          ---------------        --------------
                                                                 861,489               741,528

             Profit (Loss) from Operations                      (697,243)               68,515
                                                          ---------------        --------------

             Non - Operating Income (Expense)
                Interest expense                                  (5,142)              (31,609)
                Interest income                                    3,699                    --
                Litigation Settlements, net                           --               765,482
                Payments to Officer and Stockholder                   --               (70,143)
                                                          ---------------        --------------
                                                                  (1,443)              663,730

             Income (Loss) before Income Taxes                  (698,686)              732,245

             Provision for Income Taxes                            1,800                 1,600
                                                          ---------------        --------------

             Net Profit (Loss)                                 ($700,486)             $730,645
                                                          ===============        ==============

             Weighted Average Shares of
                 Common Stock Outstanding:                    15,228,541            16,041,009
                                                          ===============        ==============


             Net Profit (Loss) per share:                         ($0.05)                $0.05
                                                          ===============        ==============


   The accompanying notes are an integral part of these financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT (DEFICIT)

                   FOR THE THREE MONTHS ENDED APRIL 30, 1997


                                    Preferred Stock                 Common Stock
                                    ---------------                 ------------          Additional
                             Number of shares  Par value   Number of shares   Par value  Paid In Capital
                             ----------------  ----------  ----------------  ----------  ---------------

Balance January 31, 1997              375      $375,000       14,623,725    $    29,247    $ 9,341,004

Issuance of convertible
   preferred stock in
   private placement                  375       375,000               --            --         (56,250)

Conversion of preferred
   stock                             (190)     (190,000)         914,438         1,829         188,171

Issuance of common stock
   for consulting services             --            --        1,000,000         2,000         310,500

Common stock retired,
   consulting services                 --            --         (150,000)         (300)             --

Issuance of common stock
   in litigation settlement            --            --           20,000            40          25,584

Net loss for three months
   ended April 30, 1997                --            --               --            --              --

Amortization of prepaid
   advertising and consulting
   fees                                --            --               --            --              --

Balance April 30, 1997       ------------    ----------    -------------   -----------   -------------
(Unaudited)                           560       560,000       16,408,163        32,816       9,809,009
                             ============    ==========    =============   ===========   =============


                                 Total                            Stockholder's
                               Accumulated        Equity           Investment
                                Deficit         Reductions         (Deficit)
                              ------------      ----------        -------------
Balance January 31, 1997        $(7,857,673)   $  (1,139,571)     $     748,007

Issuance of convertible
   preferred stock in
   private placement                     --               --            318,750

Conversion of preferred
   stock                                                  --                 --

Issuance of common stock
   for consulting services               --         (312,500)                --

Common stock retired,
   consulting services                   --               --               (300)

Issuance of common stock
   in litigation settlement              --               --              25,624

Net loss for three months
   ended April 30, 1997             (700,486)             --            (700,486)

Amortization of prepaid
   advertising and consulting
   fees                                  --          139,986             139,986

Balance April 30, 1997       --------------   --------------     ---------------
(Unaudited)                      (8,558,159)      (1,312,085)            531,581
                             ==============   ==============     ===============


   The accompanying notes are an integral part of these financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996


                                                                          1997                   1996
                                                                    -----------------       ---------------
    CASH FLOWS FROM OPERATING ACTIVITIES:                             (Unaudited)            (Unaudited)
             Net Profit (Loss)                                             ($700,486)             $730,645

             Adjustments to reconcile Net Profit (Loss)
             to net cash used in operating activities:
                 Depreciation and amortization                               156,359                63,585
                 Stock issued for other services                                  --                15,000
                 Litigation settlements                                       25,624              (539,762)
                                                                    -----------------       ---------------
                                                                            (518,503)              269,468
                                                                    -----------------       ---------------


                 (Increase) / decrease in assets:
                      Accounts receivable, net                               (46,108)             (354,126)
                      Inventory                                               90,117               220,028
                      Other current assets                                     4,501                 8,212
                  Increase / (decrease) in liabilities:
                      Accounts payable                                        (1,666)             (444,479)
                      Accrued expenses                                       147,124                39,967
                      Accrued advertising                                   (188,012)              (28,439)
                      Commissions payable                                      1,640               100,133
                                                                    -----------------       ---------------
                                                                               7,596              (458,704)
                                                                    -----------------       ---------------

             Net cash used in operating activities                          (510,907)             (189,236)
                                                                    -----------------       ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES:

             Retirement of common stock                                         (300)               (7,600)
             Proceeds from sale of common stock                                   --             1,665,000
             Proceeds from sale of preferred stock                           318,750                    --
             Collateralized note payable-related party                            --                14,232
             Loans from stockholders                                         (12,111)               16,648
                                                                    -----------------       ---------------
             Net cash provided by financing activities                       306,339             1,688,280

    NET INCREASE (DECREASE) IN CASH                                         (204,568)            1,499,044

    CASH,  BEGINNING BALANCE                                                 409,117                48,279
                                                                    -----------------       ---------------

    CASH,  ENDING BALANCE                                                   $204,549            $1,547,323
                                                                    =================       ===============


   The accompanying notes are an integral part of these financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1997 AND JANUARY 31, 1997


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1997 AND JANUARY 31, 1997


The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1997 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition -- The Company recognizes revenue from wholesalers, distributors and retailers at the time of shipment, net of sales returns and allowances. The Company maintains a reserve for returns which management considers adequate to cover estimated losses. In determining the reserve to be maintained, management evaluates many factors including items which may be resold and historical loss experience. The reserve for returns was $300,550 at April 30, 1997 and $207,215 at January 31, 1997.

Significant customers accounting for 55% of revenues for the three months ended April 30, 1997 include Walgreens 17%, Kmart Corp. 12%, Target Stores 10%, Wal-Mart Stores 9% and Rite Aid Corp. 7%.

Significant customers accounting for 54% of revenues for the three months ended April 30, 1996 include American Drug Stores 27%, Eckerd Drug 15% and Revco D.S. Inc. 12%.

(b) Fair Value of Financial Instruments and Credit Risk -- The carrying value of cash, receivables and payables approximates their fair values due to the relatively short maturity of these instruments.

(c) Allowance for Doubtful Accounts -- In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts was $47,820 at April 30, 1997 and January 31, 1997.

(d)      Advertising -- The Company expenses advertising costs as incurred.

(e) Inventory -- Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1997 AND JANUARY 31, 1997


                                   April 30, 1997   January 31, 1997
                                   --------------   ----------------
Product Units                        $ 1,955,429      $ 2,030,635
Packaging and Product Displays           213,957          212,035
Shipping Supplies                          9,979           10,666
Consignment                                  443           16,589
                                     -----------      -----------
                                       2,179,808        2,269,925
Less: Allowance for Obsolescence        (121,535)        (121,535)
                                     -----------      -----------
                                     $ 2,058,273      $ 2,148,390
                                     ===========      ===========


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

(i) Risks and Uncertainties -- In the normal course of business, the Company is subject to certain risks and uncertainties as follows:

       - The Company's primary source of revenue had been from a single product, SeQuester(R) 1; however, the Company introduced two new dietary aid products in December 1995 (SeQuester(R) 2 and ChromaQuest(TM)) and introduced a fourth product, PhytoQuest(TM) in October 1996.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1997 AND JANUARY 31, 1997


       - The Company has a significant accumulated deficit and has incurred substantial losses from operations for the period from inception through April 30, 1997.

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


3.       REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred net losses from inception to April 30, 1997 of $8,558,159 including a loss of $700,486 for the three months ended April 30, 1997 and net losses of $1,852,365 and $4,317,833 during the fiscal years ended January 31, 1997 and 1996, respectively. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the three months ended April 30, 1997 and the fiscal year ended January 31, 1997, towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters and (iii) reduction of salaries and general and administrative expenses. In addition, subsequent to January 31, 1997, the Company sold additional shares of preferred stock and exchanged debt for equity, however, there are no assurances that private capital will continue to be available.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1997 AND JANUARY 31, 1997


4.  REVENUES

In the normal course of business during the three month periods ended April 30, 1997 and 1996, the Company granted its customers a variety of discounts. The discounts granted were as follows:

                                                   1997             1996
                                                   ----             ----
Gross Revenues                                  $  572,141       $1,240,742
                                                ----------       ----------

Discounts:
         Refunds and Returns                    $  260,892       $   13,882
         Introductory and Promotional               19,109           41,613
         Co-op Advertising                          23,589           49,299
         Other                                       7,876           19,689
                                                ----------       ----------
         Total Discounts                        $  311,466       $  124,483
                                                ----------       ----------
         Net Revenues                           $  260,675       $1,116,259
                                                ==========       ==========

5.  PROPERTY AND EQUIPMENT

                                       April 30, 1997     January 31, 1997
                                       --------------     ----------------
     Product Tooling                     $  43,900           $  43,900
     Machinery and Equipment                79,280              79,280
     Furniture and Fixtures                  6,231               6,231
     Computer Equipment                     31,198              31,198
     Leasehold Improvements                 54,291              54,291
                                         ---------           ---------
                                           214,900             214,900
     Less:  Accumulated Depreciation      (129,952)           (113,644)
                                         ---------           ---------
                                         $  84,948           $ 101,256
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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1997 AND JANUARY 31, 1997


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


7.  LOANS PAYABLE TO STOCKHOLDERS AND COLLATERALIZED PROMISSORY NOTE

(a) On April 30, 1997, the Company owed stockholders $344,888 including principal and interest. These loans are interest bearing, at a rate of 9% per annum, and have varying repayment terms, all of which mature on May 1, 1997, principally for the purpose of providing the Company with working capital. These notes are subject to a security agreement which covers all of the accounts receivable of the Company.

In March 1997, the Company entered into an agreement with these stockholders to convert the outstanding principal balance of such loans as of March 31, 1997 to approximately 1,047,242 restricted common shares of Company stock. The principal balance of such loans will be converted at a price 25% below the closing bid price of the Company's common stock as of March 31, 1997 (approximately $0.328). These restricted shares were issued in May 1997 and contain certain registration rights.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1997 AND JANUARY 31, 1997


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


9.  CONTRACTS AND AGREEMENTS

(a) Advertising Agreement -- In May 1995, the Company entered into an agreement with Premiere Radio Networks ("Premiere") for bartered advertising in the amount of $1,000,000. As consideration for this advertising, the Company issued 200,000 shares of restricted common stock to Premiere. As of April 30, 1997, $96,254 of unused advertising is currently available in connection with this agreement.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1997 AND JANUARY 31, 1997


equal to 2% of net sales over the prior base quarter; provided that, the Company has net income during the subject quarter; and an equity incentive equal to the sales incentive, and subject to the same conditions, based on the average bid price during the subject quarter.

(d) Stock Compensation Plan -- In March 1997, the Company established the 1997 Stock Plan ("Plan") and reserved 3,000,000 shares of Company common stock for issuance under the Plan with a grant limit per participant of 1,750,000 shares. Pursuant to the Plan, the Company granted an aggregate of 1,500,000 non-qualified stock options through April 30, 1997.

The exercise price for all options granted was fair market value on the date of grant. All such options vest on the date of grant, contain registration rights, and terminate 10 years from date of grant.

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


10.      STOCKHOLDERS' INVESTMENT (DEFICIT)

(a) Common Stock -- In January 1996, the Company issued 225,000 shares of common stock for management consulting services to be provided over a twenty-four month period. The Company recorded $1,518,750 (the value of the shares) as prepaid consulting fees which was offset to equity. In January 1996, these services were terminated and 155,200 of the shares issued were returned to the Company and retired. Prepaid consulting fees were reduced by $1,047,600 (the value of the shares retired). The balance of the issued shares of 69,800 are in litigation.

During the twelve months ended January 31, 1996, the Company issued 1,267,500 shares of restricted common stock as consideration for $4,135,000 of advertising. In April 1996, in connection with a settlement agreement, 640,000 of the shares issued were retired and prepaid advertising was reduced by $1,380,238. During the three months ended April 30, 1997, $48,483 of such advertising was utilized by the Company with a balance of prepaid advertising of $96,254 as of April 30, 1997. During the twelve months ended January 31, 1997 and 1996, $423,260 and $2,186,165 of such advertising has been utilized by the Company.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1997 AND JANUARY 31, 1997


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

In February 1997, the Company issued 20,000 shares of common stock and paid $11,858 in cash in settlement of fees due to a former attorney.

(b) Warrants -- The public warrants outstanding were issued as part of a 250,000 unit offering in August 1987. Each unit was offered at $0.75 and consisted of one share of common stock, four "A" warrants, four "B" warrants, and four "C" warrants.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1997 AND JANUARY 31, 1997


In May 1996, the Company extended the date within which the outstanding warrants of the Company could be exercised to June 30, 1997. Exercise of the extended warrants is subject to an effective registration statement with the Securities and Exchange Commission. The outstanding warrants of the Company at April 30, 1997 are as follows:

         Warrant Class            Amount Outstanding        Exercise Price
         -------------            ------------------        --------------

                  A                    398,850                 $  0.50
                  B                    488,600                    0.75
                  C                    488,600                    1.00
                                     ---------
                                     1,376,050
                                     ---------

No warrants were exercised during the three months ended April 30, 1997 or the twelve months ended January 31, 1997.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1997 AND JANUARY 31, 1997


During April 1997, an aggregate of 190 shares of outstanding preferred stock were converted into 914,438 shares of Company common stock. During May 1997, an aggregate of 100 shares of outstanding preferred stock were converted into 712,006 shares of Company common stock.


11.      LITIGATION

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


KCD Holdings, Incorporated vs. Peter D. Bistrian and Horowitz, Cutler & Beam

In December 1995, the Company entered into a Management Consulting Agreement ("Consulting Agreement") with Peter D. Bistrian Consulting, Inc. ("PBC") for management and marketing consulting services. As compensation for the foregoing consulting services, PBC received 225,000 shares of the Company's common stock (the "Consulting Shares"). The Company acted to register the offer and sale of the Consulting Shares on Form S-8 which was filed in January 1996. In January 1996, the Company terminated the Consulting Agreement as a result of PBC's use of the Company's confidential information for PBC's own benefit. The Company requested in such notice of termination that PBC immediately return the Consulting Shares for cancellation and that PBC immediately cease and desist from trading in the Company's securities. Notwithstanding the

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1997 AND JANUARY 31, 1997


Company's notice, it appears that PBC subsequently acted to sell a substantial portion of the Consulting Shares in the open market which was in violation of a lock-up agreement prohibiting the sale of the Consulting Shares. In an attempt to resolve this matter in an expeditious manner, and to secure the Consulting Shares for cancellation, the Company entered into a conditional settlement agreement, contingent upon the return to the Company of all of the Consulting Shares, which required PBC to deliver the Consulting Shares to an escrow account maintained by the law firm of Horowitz, Cutler & Beam ("HC&B") for delivery to the Company. In February 1996, HC&B delivered 155,200 of the 225,000 Consulting Shares to the Company. In May of 1996, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against PBC; Peter D. Bistrian; HC&B; M. Richard Cutler; Gateway Financial Group, Inc. ("GFG"); and Lisa Paige for breach of written contract; legal malpractice; intentional misrepresentation; negligent misrepresentation; securities fraud; conversion; constructive fraud; breach of fiduciary duty; insider trading; breach of covenant of good faith and fair dealing; and violation of the racketeering influenced and corrupt organizations act. The Company reached a settlement with defendants PBC; Peter D. Bistrian; HC&B and M. Richard Cutler in which certain of the foregoing defendants would pay the Company the sum of $225,000 to settle this action with respect to all named defendants, exclusive of GFG. The settlement is contingent upon, amongst other things, the execution of a release by Peter Bistrian in favor of HC&B and M. Richard Cutler, and a determination of good faith settlement by the court. On May 12, 1997 defendant GFG filed a cross-complaint against the Company, the Company's former President and other parties for equitable indemnity; partial indemnity and declaratory relief. The Company believes that the allegations contained in the cross-complaint are without merit and intends to respond to the cross-complaint accordingly.


David J. Krizman vs. KCD Incorporated, et. al.

In April 1997, David Krizman, individually and as attorney in fact, sued the Company and the Company's former President, Clark M. Holcomb, in the United States Bankruptcy Court for the Central District of California. The Complaint alleges that the Company breached a written contract by failing to transfer shares of the Company's common stock owned by Mr. Holcomb to the plaintiff. It is the Company's position that it has no obligation or liability to plaintiff in connection with this matter other than to facilitate the transfer of the shares in the ordinary course of business in compliance with applicable securities laws and orders applicable to Mr. Holcomb. The Company intends to respond to the Complaint accordingly and to vigorously defend this action.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1997 AND JANUARY 31, 1997


Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of April 30, 1997.

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

         The Company's activities through 1995 consisted primarily of the development and marketing of its dietary supplement product, SeQuester(R) 1. In December 1995, the Company introduced an appetite suppressant (SeQuester(R) 2) and a chromium based dietary supplement (ChromaQuest(TM)) in addition to SeQuester(R) 1. Additionally, the Company introduced its fourth product, PhytoQuest(TM), in October 1996. It is composed of phytosterols, which in recent research shows potential to inhibit the gastrointestinal absorption of cholesterol. To date, the Company has developed access to major domestic retail, pharmacy and mass merchandiser chains in the United States.

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


Results of Operations

         The Company commenced operations for the marketing and distribution of its SeQuester(R) products in the first calendar months of 1994. Certain costs and necessary expenditures have been incurred that have delayed results on sales, such as sales travel calls and re-visits to wholesalers, brokers and retailers across the nation, as well as a national media advertising campaign. The results of these efforts have brought the Company's SeQuester(R) products to national attention.


For the three month period ended April 30, 1997 compared to the three month period ended April 30, 1996:

         Revenues are derived from sales of the dietary fat sequestrant product, an appetite suppressant, a chromium based dietary supplement and a physterol based dietary supplement all under the name SeQuester(R). Gross Revenues for the three months ended April 30, 1997 decreased to $572,141 from $1,240,742 for the three months ended April 30, 1996 or a 54% decrease.

         Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $260,675 for the three months ended April 30, 1997 and $1,116,259 for the three months ended April 30, 1996 or a 77% decrease. The decrease is attributed to a decrease in sales and an increase in returns. The decrease in sales is due to a lack of adequate financing to continue the Company's advertising campaign. The increase in refunds and returns resulted primarily from (i) return of dated products which had remained unsold by retailers and which could not be resold, (ii) disposal by retailers of unsaleable products and (iii) a reserve recorded for estimated sales returns.

                                                    Three Months Ended
                                                    ------------------
                                            April 30, 1997           April 30, 1996
                                            --------------           --------------
                                            $           %            $            %
                                            -           -            -            -
Gross Revenues                              572,141    100           1,240,742   100
                                            -------    ---           ----------  ---

Discounts:
         Refunds and Returns                260,892     46              13,882     1
         Introductory and Promotional        19,109      3              41,613     3
         Co-op Advertising                   23,589      4              49,299     4
         Other                                7,876      1              19,689     2
                                            -------     --           ---------    --
         Total Discounts                    311,466     54             124,483    10
                                            -------     --           ---------    --
         Net Revenues                       260,675     46           1,116,259    90
                                            =======    ===           =========    ==


         Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary products for the three month period ended April 30, 1997 was $96,429 or 37% of Net Revenues which provided a Gross Profit of $164,246 or 63% of Net Revenues. For the three month period ended April 30, 1996, the Cost of Sales was $306,216 or 27% of Net Revenues, which provided a Gross Profit for the first three month period of the previous year of $810,043 or 73% of Net Revenues. The decrease in Gross Profit percent resulted from an increase in returns. The increase in refunds and returns resulted primarily from (i) return of dated products which had remained unsold by retailers and which could not be resold, (ii) disposal by retailers of unsaleable products and (iii) a reserve recorded for estimated sales returns.


                                                    Three Months Ended
                                                    ------------------
                                            April 30, 1997           April 30, 1996
                                            --------------           --------------
                                            $           %            $            %
                                            -           -            -            -
         Net Revenues                       260,675    100           1,116,259   100
         Cost of Goods Sold                  96,429     37             306,216    27
                                            -------    ---           ---------    --
         Gross Profit                       164,246     63             810,043    73
                                            =======    ===           =========    ==


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

         In April 1996, the Company reached a settlement of the advertising litigation which resulted in a gain of $845,482. Financing become available beginning in April 1996. The Company is currently evaluating its marketing programs and anticipates a new advertising campaign commencing in the second quarter of 1997.

         Selling and Marketing expenses decreased to $193,828 for the three months ended April 30, 1997 from $197,610 for the three months of 1996. The Company experienced decreases in sales commissions and freight due to a reduction in sales for the 1997 period which were partially offset by increases in salaries and travel expenses.

         General and Administrative expenses decreased to $349,696 for the three months ended April 30, 1997 from $507,399 for the same three months of 1996. The Company experienced decreases in consulting fees, salaries, legal fees, travel and office expenses.

         Interest expense decreased to $5,142 for the three months ended April 30, 1997 from $31,609 for the three months of 1996. Interest expense for the 1997 period reflects reduced principal balances on short term loans from stockholders which decreased to $344,888 as of April 30, 1997 from $1,317,597 as of January 31, 1996.

         Interest income of $3,699 for the three months ended April 30, 1997 is the result of interest earned on a certificate of deposit of $100,000 which the Company will be required to pledge as collateral in accordance with the terms of a proposed consent order with the Federal Trade Commission.

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

         The net loss for the three month period ended April 30, 1997 of $700,486 was incurred principally as a result of a decrease in net sales and a related decrease in gross profit. The net profit for the three month period ended April 30, 1996 of $730,645 was the result of profit from operations and a net gain from settlement of litigation.

         Net profit (loss) per common share was $ (0.05) for the three months ended April 30, 1997 and $0.05 for the three months ended April 30, 1996 based on the weighted average shares of common stock outstanding.


Liquidity and Capital Resources

         Since inception, the Company has received capital for operations and development from private investors in the Company's securities, issuance of private party debt, loans from stockholders and financing from factors as well as revenues from operations. Through April 30, 1997, revenues from operations have been insufficient to satisfy operating expenses, product development and legal costs. The Company, therefore has been dependent on the private placement of securities and loans from private investors and stockholders.

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

         As shown in the accompanying financial statements, the Company has incurred net losses from inception to April 30, 1997 of $8,558,159 including a net loss of $700,486 for the three months ended April 30, 1997 and net losses of $1,852,365 and $4,317,833 during the fiscal years ended January 31, 1997 and 1996, respectively.

         Management devoted considerable effort during the three months ended April 30, 1997 and the fiscal year ended January 31, 1997 towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters
(iii) building adequate product inventories and (iv) rebuilding its marketing campaign.

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

         During April 1997, an aggregate of 190 shares of outstanding preferred stock were converted into 914,438 shares of Company common stock. During May 1997, an aggregate of 100 shares of outstanding preferred stock were converted into 712,006 shares of Company common stock.

         On April 30, 1997, the Company owed stockholders $344,888 including principal and interest. These loans are interest bearing, at a rate of 9% per annum, and have varying repayment terms, all of which mature on May 1, 1997, principally for the purpose of providing the Company with working capital. These notes are subject to a security agreement which covers all of the accounts receivable of the Company. In March 1997, the Company entered into an agreement with these stockholders to convert the outstanding principal balance of such loans as of March 31, 1997 to approximately

1,047,242 restricted common shares of Company stock. The principal balance of such loans will be converted at a price 25% below the closing bid price of the Company's common stock as of March 31, 1997 (approximately $0.328). These restricted shares were issued in May 1997 and contain certain registration rights.

         As of April 30, 1997, the Company's working capital position decreased to $439,736 from $639,789 at January 31, 1997. Increases in current assets include increases in accounts receivable of $46,108 offset by decreases in cash of $204,568, inventory of $90,117 and other assets of $4,501. Changes in current liabilities include increases in accrued expenses of $147,124 and commissions payable of $1,640, and decreases in accounts payable of $1,666 and accrued advertising of $188,012. Notes payable and loans from stockholders decreased $12,111. Current assets decreased a net of $253,078 and current liabilities decreased a net of $53,025 for the three months ended April 30, 1997. The net loss for the three months ended April 30, 1997 of $700,486 was reduced by non-cash charges for depreciation and amortization of $156,359 and was increased by issuance of stock of $25,624 in connection with settlement of litigation.

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

                                              PART II. OTHER INFORMATION


Item 1. - Legal Proceedings:

The Company is involved in several legal actions. For a description of this litigation and certain other pending legal matters involving the Company refer to the Company's Form 10-QSB - Part I for the three months ended April 30, 1997 which are incorporated herein by reference.

Item 2. - Changes in Securities:

In February 1997, the Company issued 20,000 shares of its $.002 par value common stock to an attorney in settlement of prior litigation. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933 ("1933 Act"), as amended, on the basis that the offer and sale of the shares did not involve any public offering.

In March 1997, the Company issued 1,000,000 shares of its $.002 par value common stock to an independent contractor for services as a performer in television commercials, endorsing Company products and to provide other marketing services. The independent contractor to whom the shares were issued is an "accredited investor" as defined in Regulation D promulgated under the 1933 Act. The Company relied upon the exemptions from registration contained in Sections 4(2) and 4(6) of the 1933 Act, on the basis that the offer and sale of the shares did not involve any public offering. All of the foregoing shares were issued with the appropriate restrictive legend.

Item 6. - Exhibits and Reports on Form 8-K:

         (b) On February 10, 1997, the Company filed a report on Form 8-K, which reported under Item 9 of such form.

                  On March 13, 1997, the Company filed a report on Form 8-K, which reported under Items 5, 6 and 7 of such form.

         (27)     Financial Data Schedule (included only in EDGAR filing).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SEQUESTER HOLDINGS, INCORPORATED
                                            (Registrant)

Dated June 6, 1997                          By: /s/ Wellington A. Ewen
                                                   ----------------------------
                                                   Wellington A. Ewen
                                                   President

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


         Signature                                            Title                      Date
         ---------                                            -----                      ----
/s/ Wellington A. Ewen              President, Principal Accounting Officer,         June 6, 1997
---------------------------         and Director
Wellington A. Ewen


/s/ Bonnie L. Richards              Vice President, Secretary, and Director          June 6, 1997
---------------------------
Bonnie L. Richards