Form 10QSB/A
period 1996-04-30
SEQUESTER HOLDINGS INC/NV
filed 1997-06-09
CIK 796628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSBA

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

                       Commission file number:33-06827-LA

                        SEQUESTER HOLDINGS, INCORPORATED
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Nevada                                              95-4532103
------------------------------                           --------------------
(State or other jurisdiction of                          (formerly 95-4029439)
incorporation or organization number)                    (I.R.S. employer
                                                         identification number)

2835 Townsgate Road, Suite 110, Westlake Village, CA       91361
--------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (805) 494-6687

                            KCD HOLDINGS INCORPORATED
  ----------------------------------------------------------------------------
  (former, name, address, and former fiscal year, if changed since last report)

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

Transitional Small Business Disclosure Format        Yes___   No X

            Number of sequentially numbered pages in the document: 29

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        SEQUESTER HOLDINGS, INCORPORATED
                      (formerly KCD HOLDINGS INCORPORATED)

                                      Index

PART I - FINANCIAL INFORMATION                                                       Page
                                                                                     ----
     Item 1. Financial Statements
              Consolidated Balance Sheets at                                         F-3
              April 30, 1996 (unaudited) and January 31, 1996

              Consolidated Statements of Operations for the three                    F-4
              months ended April 30, 1996 (unaudited) and 1995
              (unaudited)

              Consolidated Statement of Stockholders' Investment (Deficit)           F-5
              for the three months ended April 30, 1996 (unaudited)

              Consolidated Statement of Cash Flows                                   F-6
              for the three months ended April 30, 1996 (unaudited)
              and 1995 (unaudited)

              Notes to Consolidated Financial Statements                             F-7


     Item 2.  Management's Discussion and Analysis or Plan of                        21
               Operations.


PART II. - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                      28

     Item 6.  Exhibits and Reports on Form 8-K                                       28


Signatures                                                                           29

PART I. FINANCIAL INFORMATION
    ITEM  1. FINANCIAL STATEMENTS


                        SEQUESTER HOLDINGS, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                    APRIL 30, 1996   JANUARY 31, 1996
                                                                                    --------------     -----------
                                                                                     (Unaudited)
    CURRENT ASSETS:
         Cash                                                                        $ 1,547,323       $    48,279
         Accounts receivable, net                                                        735,224           381,098
         Accounts receivable - other                                                     115,065           115,065
         Inventory                                                                       644,519           864,547
         Other                                                                             1,508             9,720
                                                                                     -----------       -----------
              Total current assets                                                     3,043,639         1,418,709
                                                                                     -----------       -----------

    PROPERTY AND EQUIPMENT, net                                                          171,878           184,357
                                                                                     -----------       -----------

    OTHER ASSETS:
         Deposits                                                                          3,938             3,938
         Intangibles, net                                                                  2,269             2,333
                                                                                     -----------       -----------
            Total other assets                                                             6,207             6,271
                                                                                     -----------       -----------
               Total assets                                                          $ 3,221,724       $ 1,609,337
                                                                                     ===========       ===========


               LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)

    CURRENT LIABILITIES:
         Accounts payable                                                            $   392,005       $   836,484
         Accrued expenses                                                                263,978           224,011
         Accrued advertising                                                             144,978           173,417
         Commissions payable                                                             132,081            31,948
         Royalties payable                                                               150,515           150,515
         Collateralized note payable-related party                                       635,250           621,018
         Loans from stockholders                                                         713,227           696,579
                                                                                     -----------       -----------
               Total current liabilities                                               2,432,034         2,733,972
                                                                                     -----------       -----------

        Commitments and contingencies (see Notes)

    STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value  $.002 per share; 25,000,000 shares                      26,506            33,204
             authorized; issued and outstanding 13,252,800 as of April 30, 1996 and 16,602,000 as of January 31, 1996
         Additional paid in capital                                                    7,077,078         8,365,580
         Accumulated deficit                                                          (5,274,663)       (6,005,308)
         Prepaid advertising and consulting fees                                      (1,039,231)       (3,518,111)
                                                                                     -----------       -----------
               Total stockholders' investment (deficit)                                  789,690        (1,124,635)
                                                                                     -----------       -----------
                   Total liabilities and stockholders' investment (deficit)          $ 3,221,724       $ 1,609,337
                                                                                     ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995


                                                   1996                1995
                                                -----------         -----------
                                                 (Unaudited)        (Unaudited)
  Net Revenues                                   $1,116,259         $  888,941
  Cost of Goods Sold                                306,216            219,610
                                                 ----------         ----------

  Gross Profit                                      810,043            669,331
                                                 ----------         ----------
  Operating Expenses:
     Advertising                                     36,519            818,769
     Selling and  marketing                         197,610            412,398
     General and administrative                     507,399            389,030
     Royalties                                            -            135,042
                                                 ----------         ----------
                                                    741,528          1,755,239
                                                 ----------         ----------
  Profit (Loss) from Operations                      68,515         (1,085,908)
                                                 ----------         ----------
  Non-Operating Income(Expense)
     Interest expense                               (31,609)           (65,126)
     Interest income                                      -              2,070
     Litigation Settlements, net                    765,482                  -
     Payments to Officer and Stockholder            (70,143)                 -
                                                 ----------         ----------
                                                    663,730            (63,056)
  Profit (Loss) before Income Taxes                 732,245         (1,148,964)

  Provision for Income Taxes                          1,600              1,600
                                                 ----------        -----------
  Net Profit (Loss)                              $  730,645        ($1,150,564)
                                                 ==========        ===========


  Weighted Average Shares of
      Common Stock Outstanding:                  16,041,009         15,986,607
                                                 ==========        ===========



  Net Profit (Loss) per share:                        $0.05             ($0.07)
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

                        SEQUESTER HOLDINGS, INCORPORATED

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT (DEFICIT)

                    FOR THE THREE MONTHS ENDED APRIL 30, 1996


                                      Common Stock                                                               Total
                              ---------------------------       Additional     Accumulated     Equity        Stockholder's
                              Number of shares  Par value     Paid In Capital    Deficit     Reductions   Investment (Deficit)
                              ----------------  ---------    ---------------  ------------   -----------  --------------------

Balance January 31, 1996        16,602,000      $ 33,204       $ 8,365,580     $(6,005,308)  $(3,518,111)     $(1,124,635)

Common stock retired,
   advertising settlement         (640,000)       (1,280)       (1,918,720)              -     1,380,238         (539,762)

Common stock retired,
   consulting services            (155,200)         (310)       (1,047,290)              -     1,047,600                -

Common stock retired,
   satisfaction of loan         (3,800,000)       (7,600)                -               -             -           (7,600)

Issuance of common stock
   for other services               46,000            92            14,908               -             -           15,000

Issuance of common stock
   in private placements         1,200,000         2,400         1,662,600               -             -        1,665,000

Net profit for three months
   ended April 30, 1996                  -             -                 -         730,645             -          730,645

Amortization of prepaid
   advertising and consulting
   fees                                  -             -                 -               -        51,042           51,042

                               ===========     =========       ===========     ===========   ===========      ===========
Balance April 30, 1996
(Unaudited)                     13,252,800        26,506         7,077,078      (5,274,663)   (1,039,231)         789,690
                               ===========     =========       ===========     ===========   ===========      ===========




              The acompanying notes are an integral part of these
                       consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED APRIL 30, 1996 and 1995


                                                                                1996              1995
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                        (Unaudited)       (Unaudited)

       Net Profit (Loss)                                                   $   730,645       ($1,150,564)

        Adjustments to reconcile Net Profit (Loss) to net cash used in operating activities:
            Depreciation and amortization                                        63,585            11,331
            Stock issued for advertising and other services                      15,000           135,000
            Litigation settlement                                              (539,762)                -
                                                                            -----------       -----------
                                                                                269,468        (1,004,233)
                                                                            -----------       -----------
            (Increase) / decrease in assets:
                 Accounts receivable, net                                      (354,126)         (343,756)
                 Inventory                                                      220,028           (17,190)
                 Deposits                                                             -            (3,938)
                 Other current assets                                             8,212           (26,468)
             Increase / (decrease) in liabilities:
                 Accounts payable                                              (444,479)          634,745
                 Accrued expenses                                                39,967           115,310
                 Accrued advertising                                            (28,439)          646,291
                 Commissions payable                                            100,133           (39,548)
                 Royalties payable                                                    -            45,042
                                                                            -----------       -----------
                                                                               (458,704)        1,010,488
                                                                            -----------       -----------

        Net cash provided by (used in) operating activities                    (189,236)            6,255
                                                                            -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Loan receivable-officer and stockholder                                       -          (604,626)
                                                                            -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Retirement of common stock                                               (7,600)                -
        Proceeds from sale of common stock                                    1,665,000                 -
        Collateralized note payable-related party                                14,232                 -
        Loans from stockholders                                                  16,648           594,030
                                                                            -----------       -----------
        Net cash provided by financing activities                             1,688,280           594,030

NET INCREASE IN CASH                                                          1,499,044            (4,341)

CASH,  BEGINNING BALANCE                                                         48,279             9,088
                                                                            -----------       -----------
CASH,  ENDING BALANCE                                                       $ 1,547,323       $     4,747
                                                                            ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       April 30, 1996 and January 31, 1996

1.       RECONCILIATION

The Company's previously filed Form 10-QSB included preliminary information and certain other estimates. Based on subsequent information the Company prepared the following reconciliation to amend the balances. The accompanying financial statements, notes thereto and management's discussion and analysis or plan of operations have been amended to incorporate these changes and current developements through the date of this Form 10-QSBA.

AMENDED BALANCE SHEET

                                                                          APRIL 30, 1996     APRIL 30, 1996       NET
                                                                            AS AMENDED         AS REPORTED     CHANGE (a)
                                                                          --------------     --------------    ---------
CURRENT ASSETS:
     Cash                                                                   $ 1,547,323       $ 1,547,323       $      -
     Accounts receivable, net                                                   735,224           735,224              -
     Accounts receivable - other                                                115,065           115,065              -
     Inventory                                                                  644,519           644,519              -
     Other                                                                        1,508             1,508              -
                                                                            -----------       -----------       --------
          Total current assets                                                3,043,639         3,043,639              -
                                                                            -----------       -----------       --------

PROPERTY AND EQUIPMENT, net                                                     171,878           171,878              -
                                                                            -----------       -----------       --------

OTHER ASSETS:
     Deposits                                                                     3,938             3,938              -
     Intangibles, net                                                             2,269             2,269              -
                                                                            -----------       -----------       --------
        Total other assets                                                        6,207             6,207              -
                                                                            -----------       -----------       --------
           Total assets                                                     $ 3,221,724       $ 3,221,724              -
                                                                            ===========       ===========       ========

CURRENT LIABILITIES:
     Accounts payable                                                       $   392,005       $   392,005              -
     Accrued expenses                                                           263,978           226,478         37,500
     Accrued advertising                                                        144,978           144,978              -
     Commissions payable                                                        132,081            97,081         35,000
     Royalties payable                                                          150,515           150,515              -
     Collateralized note payable-related party                                  635,250           635,250              -
     Loans from stockholders                                                    713,227           713,227              -
                                                                            -----------       -----------       --------
           Total current liabilities                                          2,432,034         2,359,534         72,500
                                                                            -----------       -----------       --------

    Commitments and contingencies (see Notes)

STOCKHOLDERS' INVESTMENT (DEFICIT)
     Common stock, par value  $.002 per share; 25,000,000 shares                 26,506            26,506              -
         authorized; issued and outstanding 13,252,800 as of April 30,
                                                                                                                    1996
     Additional paid in capital                                               7,077,078         7,077,078              -
     Accumulated deficit                                                     (5,274,663)       (5,202,163)       (72,500)
     Prepaid advertising and consulting fees                                 (1,039,231)       (1,039,231)             -
                                                                            -----------       -----------       --------
           Total stockholders' investment                                       789,690           862,190        (72,500)
                                                                            -----------       -----------       --------
               Total liabilities and stockholders' investment               $ 3,221,724       $ 3,221,724              -
                                                                            ===========       ===========       ========

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       April 30, 1996 and January 31, 1996


     AMENDED STATEMENT OF OPERATIONS


                                            APRIL 30, 1996     APRIL 30, 1996       NET
                                              AS AMENDED         AS REPORTED     CHANGE (a)
                                            --------------     --------------    ---------

Net Revenues                                $  1,116,259       $  1,116,259       $      -
Cost of Goods Sold                               306,216            306,216              -
                                            ------------       ------------       --------

Gross Profit                                     810,043            810,043              -
                                            ------------       ------------       --------
Operating Expenses:
   Advertising                                    36,519             36,519              -
   Selling and  marketing                        197,610            162,610         35,000
   General and administrative                    507,399            469,899         37,500
   Royalties                                           -                  -              -
                                            ------------       ------------       --------
                                                 741,528            669,028         72,500
                                            ------------       ------------       --------
Profit from Operations                            68,515            141,015        (72,500)
                                            ------------       ------------       --------
Non-Operating Income(Expense)
   Interest expense                              (31,609)           (31,609)             -
   Interest income                                     -                  -              -
   Litigation Settlements, net                   765,482            765,482              -
   Payments to Officer and Stockholder           (70,143)           (70,143)             -
                                            ------------       ------------       --------
                                                 663,730            663,730              -

Profit before Income Taxes                       732,245            804,745        (72,500)

Provision for Income Taxes                         1,600              1,600              -
                                            ------------       ------------       --------
Net Profit                                  $    730,645       $    803,145        (72,500)
                                            ============       ============       ========


Weighted Average Shares of
    Common Stock Outstanding:                 16,041,009         16,041,009              -
                                            ============       ============       ========

Net Profit per share:                       $       0.05       $       0.05              -
                                            ============       ============       ========

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       April 30, 1996 and January 31, 1996


AMENDED STATEMENT OF CASH FLOWS
                                                                              APRIL 30, 1996    APRIL 30, 1996        NET
                                                                                AS AMENDED        AS REPORTED       CHANGE (a)
                                                                              --------------    --------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Profit                                                             $   730,645       $   803,145       ($72,500)

         Adjustments to reconcile Net Profit to net cash used in operating activities:
             Depreciation and amortization                                           63,585            63,585              -
             Stock issued for advertising and other services                         15,000            15,000              -
             Litigation settlement                                                 (539,762)         (539,762)             -
                                                                                -----------       -----------       --------
                                                                                    269,468           341,968        (72,500)
                                                                                -----------       -----------       --------


             (Increase) / decrease in assets:
                  Accounts receivable, net                                         (354,126)         (354,126)             -
                  Inventory                                                         220,028           220,028              -
                  Other current assets                                                8,212             8,212              -
              Increase / (decrease)  in liabilities:                                      -
                  Accounts payable                                                 (444,479)         (444,479)             -
                  Accrued expenses                                                   39,967             2,467         37,500
                  Accrued advertising                                               (28,439)          (28,439)             -
                  Commissions payable                                               100,133            65,133         35,000
                  Royalties payable                                                       -                 -              -
                                                                                -----------       -----------       --------
                                                                                   (458,704)         (531,204)        72,500
                                                                                -----------       -----------       --------
         Net cash used in operating activities                                     (189,236)         (189,236)             -
                                                                                -----------       -----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Retirement of common stock                                                  (7,600)           (7,600)             -
         Proceeds from sale of common stock                                       1,665,000         1,665,000              -
         Collateralized note payable-related party                                   14,232            14,232              -
         Loans from stockholders                                                     16,648            16,648              -
                                                                                -----------       -----------       --------
         Net cash provided by financing activities                                1,688,280         1,688,280              -

NET INCREASE IN CASH                                                              1,499,044         1,499,044              -

CASH,  BEGINNING BALANCE                                                             48,279            48,279              -
                                                                                -----------       -----------       --------
CASH,  ENDING BALANCE                                                           $ 1,547,323       $ 1,547,323        $     -
                                                                                ===========       ===========       ========


(a) The net change resulted from adjustments to the fair market value assigned to Company common stock which was issued to a consultant for services and to commission sales brokers.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1996 AND JANUARY 31, 1996


2.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Certain reclassifications were made to the 1995 consolidated financial statement presentation to conform with the 1996 consolidated financial statement presentation.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1996 AND JANUARY 31, 1996


The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Reports on Form 10-KSB for the years ended January 31, 1997 and 1996 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(c) Allowance for Doubtful Accounts -- In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts at April 30, 1996 and at January 31, 1996 was $52,163.

(d) Advertising -- The Company expenses advertising costs as incurred.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1996 AND JANUARY 31, 1996


(e) Inventory -- Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:

                                               April 30, 1996   January 31, 1996
                                               --------------   ----------------
    Product Units                                 $494,146          $704,741
    Packaging and Product Displays                 145,685           153,578
    Shipping Supplies                                4,688             6,228
                                                  --------          --------
                                                  $644,519          $864,547
                                                  ========          ========

(f) Property and Equipment -- The Company records property and equipment at cost and depreciates it over the useful life of the asset using the straight-line method of depreciation. Renewals and betterments are capitalized while repairs and maintenance are charged to expense. Estimated useful lives are as follows:

            Product Tooling                             2 years
            Machinery and Equipment                     5-10 years
            Furniture and Fixtures                      5 years
            Computer Equipment                          5 years
            Leasehold Improvements                      5-10 years

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1996 AND JANUARY 31, 1996


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


4.  REVENUES

In the normal course of business during the three month periods ended April 30, 1996 and 1995, the Company granted its customers a variety of discounts. The discounts granted were as follows:

                                               1996               1995
                                               ----               ----
    Gross Revenues                          $1,240,742        $1,175,173
                                            ----------        ----------

    Discounts:
        Refunds and Returns                 $   13,882        $   20,778
        Introductory and Promotional            41,613           155,277
        Co-op Advertising                       49,299            98,409
        Other                                   19,689            11,768
                                            ----------        ----------
        Total Discounts                     $  124,483        $  286,232
                                            ----------        ----------
        Net Revenues                        $1,116,259        $  888,941
                                            ==========        ==========

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1996 AND JANUARY 31, 1996


5.  PROPERTY AND EQUIPMENT

                                         April 30, 1996   January 31, 1996
                                         --------------   ----------------
    Product Tooling                        $  43,900         $  43,900
    Machinery and Equipment                   79,280            79,280
    Furniture and Fixtures                     6,231             6,231
    Computer Equipment                        31,198            31,198
    Leasehold Improvements                    54,291            54,291
                                           ---------         ---------
                                             214,900           214,900
    Less:  Accumulated Depreciation          (43,022)          (30,543)
                                           ---------         ---------
                                           $ 171,878         $ 184,357
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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1996 AND JANUARY 31, 1996


(approximately $0.328). These restricted shares were issued in May 1997 and contain certain registration rights.

(b) On October 17, 1995, the Company executed a promissory note for the sum of $750,000, or the aggregate unpaid principal amount of advances up to the sum of $750,000, with interest payable at 10% per annum on the outstanding balance with a stockholder. The Company issued 25,000 shares of restricted common stock as consideration for the note and expensed $62,500 as interest. The note, principal plus interest, was payable based upon 50% of net collections from product sales with any remaining balance due in full on or before October 17, 1996. The note was subject to a security agreement which covered all of the accounts receivable, contract rights and inventory of the Company. In August 1996, the balance of principal and interest outstanding of this note was satisfied. In August 1996, the Company entered into a stock purchase agreement with the same stockholder wherein the Company issued 125,000 shares of restricted common stock in satisfaction of $250,000 of the principal balance of the secured promissory note dated October 17, 1995 due to that stockholder. In connection with this transaction, the Company entered into a put option agreement wherein that stockholder had the right, upon his election, to sell to the Company a total of 125,000 shares of Company common stock at $2.00 per share at any time between October 17, 1996 and April 17, 1997. The put option agreement expired on April 17, 1997. As of April 30, 1996, the balance of principal and interest outstanding of this note was $635,250.


8.  INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through January 31, 1996, the Company incurred net operating losses for tax purposes of approximately $4,941,000. Differences between financial statement and tax losses consist primarily of amortization, allowance for doubtful accounts, and termination of sub-chapter S status for a subsidiary in connection with a merger in October, 1994. The net operating loss carryforwards may be used to reduce taxable income through the year 2011. Net operating loss carryforwards for the State of California are approximately $2,318,000 and are generally available to reduce taxable income through the year 2001. Net operating loss carryforwards for the State of New Jersey are approximately $327,000 and are generally available to reduce taxable income through 2003. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. During the two taxable years ended January 31, 1996, the Company incurred a 50% or more change in ownership. Therefore, the availability of the Company's net operating loss carryforwards may be limited. The provision for income taxes consists of the California and New Jersey state minimum taxes imposed on corporations.

The gross deferred tax asset balance as of January 31, 1996 was approximately $1,946,000. A 100% valuation reserve has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1996 AND JANUARY 31, 1996


9.  CONTRACTS AND AGREEMENTS

(a) Advertising Agreement -- In May 1995, the Company entered into a one year agreement with Premiere Radio Networks ("Premiere") for bartered advertising in the amount of $1,000,000. As consideration for this advertising, the Company issued 200,000 shares of restricted common stock to Premiere. As of April 30, 1996, $530,187 of unused advertising was available in connection with this agreement.

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

During the three months ended April 30, 1996, the Company issued 46,000 shares of restricted common stock for other services

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1996 AND JANUARY 31, 1996


(b) Public Warrants -- The outstanding public warrants of the Company at April 30, 1996 are as follows:

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

Exercise of these warrants is subject to an effective registration statement with the Securities and Exchange Commission. No warrants were exercised during the three months ended April 30, 1996 or the twelve months ended January 31, 1996.


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1996 AND JANUARY 31, 1996


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1996 AND JANUARY 31, 1996


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


KCD vs. Performance Financial Services, Inc. and Fed Funds, Incorporated

In January 1996, the Company filed a suit against Fed Funds, Incorporated ("FedFunds") and Performance Financial Services, Inc. ("Performance") in the United States District Court for the Eastern District of Virginia for unlawful conversion of Company funds held under a factoring agreement in the amount of $136,608 plus compensatory damages for interest and profits as well as punitive damages.

This action was settled, in July 1996, with respect to Fed Funds resulting in a cash payment received by the Company, in the amount of $57,000. In October 1996, the Company was awarded a judgment of $500,000 against Performance. No value was recorded for this award as Performance was insolvent and all amounts owed were deemed to be uncollectible. Recorded remaining balances due from Performance of $58,065 were written off during the nine months ended October 31, 1996.


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      APRIL 30, 1996 AND JANUARY 31, 1996


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

         Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $1,116,259 for the three months ended April 30, 1996 and $888,941 for the three months ended April 30, 1995 or a 26% increase. The increase is attributed to a concerted marketing campaign in calendar year 1995, introduction of new SeQuester(R) products in December 1995 and a significant increase in the number of retail outlets carrying the SeQuester(R) products.

                                                      Three Months Ended
                                                      ------------------
                                             April 30, 1996          April 30, 1995
                                             --------------          --------------
                                               $           %           $           %
                                               -           -           -           -
Gross Revenues                             1,240,742      100      1,175,173      100
                                           ---------      ---      ---------      ---

Discounts:
         Refunds and Returns                  13,882        1         20,778        2
         Introductory and Promotional         41,613        3        155,277       13
         Co-op Advertising                    49,299        4         98,409        8
         Other                                19,689        2         11,768        1
                                           ---------      ---      ---------      ---
         Total Discounts                     124,483       10        286,232       24
                                           ---------      ---      ---------      ---
         Net Revenues                      1,116,259       90        888,941       76
                                           =========      ===      =========      ===


         Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary products for the three month period ended April 30, 1996 was $302,216 or 27% of Net Revenues which provided a Gross Profit of $810,043 or 73% of Net Revenues. For the three month period ended April 30, 1995, the Cost of Sales was $219,610 or 25% of Net Revenues, which provided a Gross Profit for the first three month period of the previous year of $669,331 or 75% of Net Revenues. The decrease in Gross Profit percent resulted from an increase in revenues from the new SeQuester(R) products which have a slightly lower gross profit margin.

                                                       Three Months Ended
                                                       ------------------
                                               April 30, 1996          April 30, 1995
                                               --------------          --------------
                                                $            %            $         %
                                                -            -            -         -
         Net Revenues                       1,116,259       100        888,941     100
         Cost of Goods Sold                   306,216        27        219,610      25
                                            ---------       ---        -------     ---
         Gross Profit                         810,043        73        669,331      75
                                            =========       ===        =======     ===


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

         Advertising expense decreased to $36,519 for the three months ended April 30, 1996 from $818,769 for the three months of 1995 as the Company placed its marketing campaign on hold, pending (i) completion of clinical trials (ii) the settlement of certain advertising litigation and (iii) adequate financing. A significant portion of the 1995 expense was paid by issuance of restricted shares of Company common stock. In April 1996, the Company reached a settlement of the advertising litigation which resulted in a gain of $845,482. Financing become available beginning in April 1996. The Company is currently evaluating its marketing programs and anticipates a new advertising campaign commencing in the second quarter of 1996.

         Selling and Marketing expenses decreased to $197,610 for the three months ended April 30, 1996 from $412,398 for the three months of 1995. The Company experienced decreases in sales commissions due to a reduction in rates for the 1996 period and decreases in coupon redemption and travel expenses.

         General and Administrative expenses increased to $507,399 for the three months ended April 30, 1996 from $389,030 for the same three months of 1995. The Company experienced increases in consulting, legal and accounting fees offset by decreases in factoring fees and commissions in connection with accounts receivable financing.

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

          The provision for income taxes is the minimum for the State of California Franchise taxes. No provision was made for Federal income tax since the Company has significant net operating loss carryforwards.

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

         As shown in the accompanying financial statements, the Company has incurred a net profit of $730,645 during the three months ended April 30, 1996 and incurred net losses from inception to January 31, 1996 of $6,005,308. As of April 30, 1996, the Company's accumulated deficit was $5,274,663. The management of the Company intends to continue to pursue various means of obtaining additional working capital and long term equity.

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

         In April 1996, the Company retired 155,200 shares of common stock in connection with the termination of a consulting agreement and issued 46,000 shares of restricted common stock for other services.

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

         From February to October 1995, the Company pledged and encumbered a substantial portion of its accounts receivable for cash advances to accelerate cash flow for operations. An agreement with the factor (lender) was terminated in October 1995, and the Company executed a promissory note for the sum of $750,000, or the aggregate unpaid principal amount of advances up to the sum of $750,000, with interest payable at 10% per annum on the outstanding balance, with a current shareholder. The note plus interest was payable based upon 50% of net collections from product sales with any remaining balance due in full on or before October 17, 1996. The note was subject to a security agreement which covers all of the accounts receivable, contract rights and inventory of the Company. In August 1996, the balance of principal and interest outstanding of this note was satisfied. In August 1996, the Company entered into a stock purchase agreement with the same stockholder wherein the Company issued 125,000 shares of restricted common stock for satisfaction of $250,000 of the principal balance of the secured promissory note dated October 17, 1995 due to that stockholder. In connection with this transaction, the Company entered into a put option agreement wherein that stockholder had the right, upon his election, to sell to the Company a total of 125,000 shares of Company common stock at $2.00 per share at any time between October 17, 1996 and April 17, 1997. The put option agreement expired on April 17, 1997. As of April 30, 1996, the balance of principal and interest outstanding of this note was $635,250.

         As of April 30, 1996, the Company's working capital position increased to a positive $684,105 at April 30, 1996 from a negative $1,315,263 at January 31, 1996. Increases in current assets include increases in cash of $1,499,044 and accounts receivable of $354,126, offset by a decrease in inventory of $220,028 and a decrease in other assets of $8,212. Changes in current liabilities include decreases in accounts payable of $444,479 and accrued advertising of $28,439. Increases in current liabilities include commissions payable of $100,133, accrued expenses of $39,967, and notes payable and loans from stockholders of $30,880. Current assets increased a net of $1,624,930 and current liabilities decreased a net of $301,938 for the three month period ended April 30, 1996, primarily as a result of the private placement completed in April 1996. The net profit for the three months ended April 30, 1996 of $730,645 was increased by non-cash charges for depreciation and amortization of $63,585 and issuance of common stock for advertising and other expenses of $15,000 and was reduced by retirement of stock of $539,762 in connection with settlement of advertising litigation.

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

         Included in this Item 2. Management's Discussion and Analysis or Plan of Operation are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by the Company.

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


                                       SEQUESTER HOLDINGS, INCORPORATED
                                       (formerly KCD HOLDINGS INCORPORATED)
                                       (Registrant)

Dated June 6, 1997                     By: /s/ Wellington A. Ewen
                                           ----------------------
                                               Wellington A. Ewen
                                               President

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
