Form 10QSB/A
period 1996-07-31
SEQUESTER HOLDINGS INC/NV
filed 1997-06-09
CIK 796628

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

                       Commission file number:33-06827-LA

                        SEQUESTER HOLDINGS, INCORPORATED
        (Exact name of small business issuer as specified in its charter)


        Nevada                                                95-4532103
---------------------------------------                -------------------------
(State or other jurisdiction of                        (formerly 95-4029439)
incorporation or organization number)                  (I.R.S. employer
                                                        identification number)

2835 Townsgate Road, Suite 110, Westlake Village, CA            91361
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (805) 494-6687
                                                           --------------

                            KCD HOLDINGS INCORPORATED
--------------------------------------------------------------------------------
  (former, name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

                                            Outstanding at
        Class of Common Stock               April 15, 1997
        ---------------------               --------------
              $.002 par value                 15,808,163


Transitional Small Business Disclosure Format      Yes    No X
                                                      ---   ---

            Number of sequentially numbered pages in the document: 34

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        SEQUESTER HOLDINGS, INCORPORATED
                      (formerly KCD HOLDINGS INCORPORATED)

                                      Index


PART I - FINANCIAL INFORMATION                                                        Page
                                                                                      ----
       Item 1. Consolidated Financial Statements

               Consolidated Balance Sheets at                                          F-3
               July 31, 1996 (unaudited) and January 31, 1996

               Consolidated Statements of Operations for the three                     F-4
               months and the six months ended July 31, 1996 (unaudited)
               and 1995 (unaudited)

               Consolidated Statement of Stockholders' Investment                      F-5
               for the six months ended July 31, 1996 (unaudited)

               Consolidated Statement of Cash Flows                                    F-6
               for the six months ended July 31, 1996 (unaudited)
               and 1995 (unaudited)

               Notes to Consolidated Financial Statements                              F-7

      Item 2.  Management's Discussion and Analysis or Plan of                          21
               Operation.

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                                        33

      Item 6.  Exhibits and Reports on Form 8-K                                         33

Signatures                                                                              34

PART I. FINANCIAL INFORMATION
   ITEM  1. FINANCIAL STATEMENTS

                        SEQUESTER HOLDINGS, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 JULY 31, 1996     JANUARY 31, 1996
                                                                                 -------------     ----------------
                                                                                  (Unaudited)
   CURRENT ASSETS:
        Cash                                                                       $  592,836       $    48,279
        Accounts receivable, net                                                      511,879           381,098
        Accounts receivable - other, net                                               57,000           115,065
        Inventory                                                                     779,635           864,547
        Other                                                                           2,504             9,720
                                                                                 -------------     -------------
             Total current assets                                                   1,943,854         1,418,709
                                                                                 -------------     -------------

   PROPERTY AND EQUIPMENT, net                                                        159,397           184,357
                                                                                 -------------     -------------

   OTHER ASSETS:
        Deposits                                                                      135,235             3,938
        Intangibles, net                                                                2,204             2,333
                                                                                 -------------     -------------
           Total other assets                                                         137,439             6,271
                                                                                 -------------     -------------
              Total assets                                                         $2,240,690       $ 1,609,337
                                                                                 =============     =============

                              LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)

   CURRENT LIABILITIES:
        Accounts payable                                                           $  369,894       $   836,484
        Accrued expenses                                                              113,783           224,011
        Accrued advertising                                                           103,322           173,417
        Commissions payable                                                            49,858            31,948
        Royalties payable                                                             150,515           150,515
        Collateralized note payable-related party                                     334,501           621,018
        Loans from stockholders                                                       562,130           696,579
                                                                                 -------------     -------------
              Total current liabilities                                             1,684,003         2,733,972
                                                                                 -------------     -------------

       Commitments and contingencies (see Notes)

   STOCKHOLDERS' INVESTMENT (DEFICIT)
        Common stock, par value  $.002 per share; 25,000,000 shares                    27,727            33,204
            authorized; issued and outstanding 13,863,094 as of July 31, 1996 and 16,602,000 as of January 31, 1996
        Additional paid in capital                                                  8,353,248         8,365,580
        Accumulated deficit                                                        (6,168,346)       (6,005,308)
        Prepaid advertising and consulting fees                                    (1,655,942)       (3,518,111)
                                                                                 -------------     -------------
              Total stockholders' investment (deficit)                                556,687        (1,124,635)
                                                                                 -------------     -------------
                  Total liabilities and stockholders' investment (deficit)         $2,240,690       $ 1,609,337
                                                                                 =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995


                                                 -----THREE MONTHS ENDED------   -------SIX MONTHS ENDED-------
                                                 JULY 31, 1996   JULY 31, 1995   JULY 31, 1996   JULY 31, 1995
                                                 -------------  ---------------  --------------  --------------
                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
    Net Revenues                                     $456,102       $3,231,260      $1,572,361      $4,120,201
    Cost of Goods Sold                                387,281          757,995         693,497         977,605
                                                 -------------  ---------------  --------------  --------------

    Gross Profit                                       68,821        2,473,265         878,864       3,142,596
                                                 -------------  ---------------  --------------  --------------

    Operating Expenses:
       Advertising                                    220,988        1,230,233         257,507       2,049,002
       Selling and  marketing                         243,695        1,210,975         441,305       1,623,373
       General and administrative                     471,518          364,505         978,917         753,535
       Royalties                                            -          204,948               -         339,990
                                                 -------------  ---------------  --------------  --------------
                                                      936,201        3,010,661       1,677,729       4,765,900
                                                 -------------  ---------------  --------------  --------------

    Loss from Operations                             (867,380)        (537,396)       (798,865)     (1,623,304)
                                                 -------------  ---------------  --------------  --------------

    Non - Operating Income (Expense)
       Interest expense                               (26,303)         (98,656)        (57,912)       (163,782)
       Interest income                                      -            9,399               -          11,469
       Litigation Settlements, net                          -                -         765,482               -
       Payments to Officer and Stockholder                  -                -         (70,143)              -
                                                 -------------  ---------------  --------------  --------------
                                                      (26,303)         (89,257)        637,427        (152,313)

                                                 -------------  ---------------  --------------  --------------
    Loss before Income Taxes                         (893,683)        (626,653)       (161,438)     (1,775,617)

    Provision for Income Taxes                              -                -           1,600           1,600
                                                 -------------  ---------------  --------------  --------------

    Net Loss                                        $(893,683)       $(626,653)      $(163,038)    $(1,777,217)
                                                 =============  ===============  ==============  ==============

    Weighted average shares of
        Common Stock Outstanding:                  13,511,170       15,881,973      14,762,189      15,933,423
                                                 =============  ===============  ==============  ==============

    Net Loss per share:                                $(0.07)          $(0.04)         $(0.01)         $(0.11)
                                                 =============  ===============  ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT (DEFICIT)

                     FOR THE SIX MONTHS ENDED JULY 31, 1996


                                            Common Stock
                                      ------------------------    Additional                                       Stockholder's
                                        Number                     Paid In      Accumulated         Equity          Investment
                                       of shares    Par value      Capital        Deficit         Reductions         (Deficit)
                                      ------------  ----------  --------------  --------------   --------------    --------------
Balance January 31, 1996               16,602,000    $ 33,204     $ 8,365,580   $  (6,005,308)    $  (3,518,111)   $  (1,124,635)

Common stock retired,
   advertising settlement                (640,000)     (1,280)     (1,918,720)             --         1,380,238         (539,762)

Common stock retired,
   consulting services                   (155,200)       (310)     (1,047,290)             --         1,047,600                -

Common stock retired,
   satisfaction of loan                (3,800,000)     (7,600)             --              --                --           (7,600)

Issuance of common stock
   for other services                      46,000          92          14,908              --                --           15,000

Issuance of common stock
   in private placements                1,200,000       2,400       1,662,600              --                --        1,665,000

Net profit for three months
   ended April 30, 1996                        --          --              --         730,645                --          730,645

Amortization of prepaid
   advertising and consulting
   fees                                        --          --              --              --           51,042            51,042

Balance April 30, 1996
                                      ------------  ----------  -------------- ---------------   --------------    --------------
(Unaudited)                            13,252,800      26,506       7,077,078      (5,274,663)      (1,039,231)          789,690

Issuance of common stock
   for cash and consulting services       300,000         600         749,400                         (735,000)           15,000

Issuance of common stock
   to commission sales brokers             35,000          70          52,430                                             52,500

Issuance of common stock
   in litigation settlement                40,000          80          59,920                                             60,000

Issuance of common stock
   in private placements                  235,294         471         414,420                                            414,891

Net loss for three months                                                            (893,683)                          (893,683)
   ended July 31, 1996

Amortization of prepaid advertising
   and consulting fees                                                                                 118,289           118,289

                                      ============  ==========  ============== ===============   ==============    ==============
Balance July 31, 1996                  13,863,094    $ 27,727     $ 8,353,248   $  (6,168,346)      (1,655,942)    $     556,687
                                      ============  ==========  ============== ===============   ==============    ==============
   (Unaudited)

The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JULY 31, 1996 AND 1995


                                                                          1996                1995
                                                                      --------------      -------------
    CASH FLOWS FROM OPERATING ACTIVITIES:                              (Unaudited)        (Unaudited)

           Net Loss                                                     $  (163,038)       $(1,777,217)

           Adjustments to reconcile Net Loss to net cash
           used in operating activities:
               Depreciation and amortization                                194,419             22,660
               Stock issued for advertising and other services               67,500          2,858,990
               Litigation settlements                                      (479,762)                 -
                                                                      --------------      -------------
                                                                           (380,881)         1,104,433
                                                                      --------------      -------------

               (Increase) / decrease in current assets:
                    Accounts receivable, net                               (130,781)          (565,992)
                    Inventory                                                84,912           (124,952)
                    Other current assets                                     65,281           (148,101)
                Increase / (decrease) in current liabilities:
                    Accounts payable                                       (466,590)           (27,419)
                    Accrued expenses                                       (110,228)            30,930
                    Accrued advertising                                     (70,095)            85,742
                    Commissions payable                                      17,910            (80,413)
                    Royalties payable                                             -           (266,444)
                                                                      --------------      -------------
                                                                           (609,591)        (1,096,649)
                                                                      --------------      -------------

           Net cash provided by (used in) operating activities             (990,472)             7,784
                                                                      --------------      -------------

    CASH FLOWS FROM INVESTING ACTIVITIES:

           Loan receivable-officer and stockholder                                -         (1,118,801)
           Purchase of property and equipment                                     -            (57,355)
           Deposits                                                        (131,296)            (3,938)
                                                                      --------------      -------------
           Net cash used in investing activities                           (131,296)        (1,180,094)
                                                                      --------------      -------------

    CASH FLOWS FROM FINANCING ACTIVITIES:

           Retirement of common stock                                        (7,600)                 -
           Proceeds from sale of common stock                             2,094,891            482,500
           Note payable                                                    (286,517)           205,300
           Loans from stockholders                                         (134,449)           614,586
                                                                      --------------      -------------
           Net cash provided by financing activities                      1,666,325          1,302,386

    NET INCREASE IN CASH                                                    544,557            130,076

    CASH,  BEGINNING BALANCE                                                 48,279              9,088
                                                                      --------------      -------------

    CASH,  ENDING BALANCE                                               $   592,836        $   139,164
                                                                      ==============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1996 AND JANUARY 31, 1996

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

AMENDED BALANCE SHEET

                                                                        JULY 31, 1996      JULY 31, 1996       NET
                                                                         AS AMENDED         AS REPORTED     CHANGE (A)
                                                                       -------------       ------------    -------------
CURRENT ASSETS:
     Cash                                                               $   592,836         $  592,836      $        --
     Accounts receivable, net                                               511,879            511,879               --
     Accounts receivable-- other, net                                        57,000             57,000               --
     Inventory                                                              779,635            779,635               --
     Other                                                                    2,504              2,504               --
                                                                      --------------      -------------   --------------
          Total current assets                                            1,943,854          1,943,854               --
                                                                      --------------      -------------   --------------

PROPERTY AND EQUIPMENT, net                                                 159,397            159,397               --
                                                                      --------------      -------------   --------------

OTHER ASSETS:
     Deposits                                                               135,235            135,235               --
     Intangibles, net                                                         2,204              2,204               --
                                                                      --------------      -------------   --------------
        Total other assets                                                  137,439            137,439               --
                                                                      --------------      -------------   --------------
           Total assets                                                 $ 2,240,690         $2,240,690      $        --
                                                                       =============       ============    =============

CURRENT LIABILITIES:
     Accounts payable                                                   $   369,894         $  369,894               --
     Accrued expenses                                                       113,783            113,783               --
     Accrued advertising                                                    103,322            103,322               --
     Commissions payable                                                     49,858             49,858               --
     Royalties payable                                                      150,515            150,515               --
     Collateralized note payable-related party                              334,501            334,501               --
     Loans from stockholders                                                562,130            562,130               --
                                                                      --------------      -------------   --------------
           Total current liabilities                                      1,684,003          1,684,003               --
                                                                      --------------      -------------   --------------

    Commitments and contingencies (see Notes)

STOCKHOLDERS' INVESTMENT (DEFICIT)
     Common stock, par value  $.002 per share; 25,000,000 shares             27,727             27,727               --
         authorized; issued and outstanding 13,863,094 as of
          July 31, 1996
     Additional paid in capital                                           8,353,248          7,868,248          485,000
     Accumulated deficit                                                 (6,168,346)        (6,058,346)        (110,000)
     Prepaid advertising and consulting fees                             (1,655,942)        (1,280,942)        (375,000)
                                                                      --------------      -------------   --------------
           Total stockholders' investment                                   556,687            556,687               --
                                                                      --------------      -------------   --------------
               Total liabilities and stockholders' investment           $ 2,240,690         $2,240,690      $        --
                                                                       =============       ============    =============

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1996 AND JANUARY 31, 1996


AMENDED STATEMENTS OF OPERATIONS

                                        -----------THREE MONTHS ENDED------------    -------------SIX MONTHS ENDED-------------
                                        JULY 31, 1996  JULY 31, 1996      NET       JULY 31, 1996  JULY 31, 1996       NET
                                         AS AMENDED     AS REPORTED    CHANGE (A)     AS AMENDED    AS REPORTED     CHANGE (A)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Net Revenues                            $    456,102   $    456,102   $         --   $  1,572,361   $  1,572,361   $         --
Cost of Goods Sold                           387,281        387,281             --        693,497        693,497             --
                                        ------------   ------------   ------------   ------------   ------------   ------------

Gross Profit                                  68,821         68,821             --        878,864        878,864             --
                                        ------------   ------------   ------------   ------------   ------------   ------------

Operating Expenses:
   Advertising                               220,988        220,988             --        257,507        257,507             --
   Selling and  marketing                    243,695        243,695             --        441,305        406,305         35,000
   General and administrative                471,518        509,018        (37,500)       978,917        903,917         75,000
   Royalties                                      --             --             --             --             --             --
                                        ------------   ------------   ------------   ------------   ------------   ------------
                                             936,201        973,701        (37,500)     1,677,729      1,567,729        110,000
                                        ------------   ------------   ------------   ------------   ------------   ------------

Loss from Operations                        (867,380)      (904,880)        37,500       (798,865)      (688,865)      (110,000)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Non - Operating Income (Expense)                  --
   Interest expense                          (26,303)       (26,303)            --        (57,912)       (57,912)            --
   Interest income                                --             --             --             --             --             --
   Litigation Settlements, net                    --             --             --        765,482        765,482             --
   Payments to Officer and Stockholder            --             --             --        (70,143)       (70,143)            --
                                        ------------   ------------   ------------   ------------   ------------   ------------
                                             (26,303)       (26,303)            --        637,427        637,427             --


                                        ------------   ------------   ------------   ------------   ------------   ------------
Loss before Income Taxes                    (893,683)      (931,183)        37,500       (161,438)       (51,438)      (110,000)
                                                                                                                   ------------
Provision for Income Taxes                        --             --             --          1,600          1,600             --
                                        ------------   ------------   ------------   ------------   ------------   ------------

Net Loss                                $   (893,683)  $   (931,183)        37,500   $   (163,038)  $    (53,038)  $   (110,000)
                                        ============   ============   ============   ============   ============   ============

Weighted average shares of
    Common Stock Outstanding:             13,511,170     13,511,170             --     14,762,189     14,762,189             --
                                        ============   ============   ============   ============   ============   ============

Net Loss per share:                     $      (0.07)  $      (0.07)            --   $      (0.01)  $      (0.01)            --
                                        ============   ============   ============   ============   ============   ============

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1996 AND JANUARY 31, 1996

AMENDED STATEMENT OF CASH FLOWS

                                                                               JULY 31, 1996  JULY 31, 1996      NET
                                                                                AS AMENDED     AS REPORTED    CHANGE (A)
                                                                               ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net Loss                                                             $   (163,038)  $    (53,038)  $   (110,000)

          Adjustments to reconcile Net Loss to net cash used in operating activities:
              Depreciation and amortization                                         194,419        119,419         75,000
              Stock issued for advertising and other services                        67,500         32,500         35,000
              Litigation settlements                                               (479,762)      (479,762)            --
                                                                               ------------   ------------   ------------
                                                                                   (380,881)      (380,881)            --
                                                                               ------------   ------------   ------------

              (Increase) / decrease in current assets:
                   Accounts receivable, net                                        (130,781)      (130,781)            --
                   Inventory                                                         84,912         84,912             --
                   Other current assets                                              65,281         65,281             --
               Increase / (decrease) in current liabilities:
                   Accounts payable                                                (466,590)      (466,590)            --
                   Accrued expenses                                                (110,228)      (110,228)            --
                   Accrued advertising                                              (70,095)       (70,095)            --
                   Commissions payable                                               17,910         17,910             --
                   Royalties payable                                                     --             --             --
                                                                               ------------   ------------   ------------
                                                                                   (609,591)      (609,591)            --
                                                                               ------------   ------------   ------------
          Net cash used in operating activities                                    (990,472)      (990,472)            --
                                                                               ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

          Deposits                                                                 (131,296)      (131,296)            --
                                                                               ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

          Retirement of common stock                                                 (7,600)        (7,600)            --
          Proceeds from sale of common stock                                      2,094,891      2,094,891             --
          Note payable                                                             (286,517)      (286,517)            --
          Loans from stockholders                                                  (134,449)      (134,449)            --
                                                                               ------------   ------------   ------------
          Net cash provided by financing activities                               1,666,325      1,666,325             --

NET INCREASE IN CASH                                                                544,557        544,557             --

CASH,  BEGINNING BALANCE                                                             48,279         48,279             --
                                                                               ------------   ------------   ------------
CASH,  ENDING BALANCE                                                          $    592,836   $    592,836   $         --
                                                                               ============   ============   ============


(a) The net change resulted from adjustments to the fair market value assigned to Company common stock which was issued to a consultant for services and to commission sales brokers.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1996 AND JANUARY 31, 1996


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

In October 1994, in connection with the issuance of 14,100,000 shares of its common stock, $0.002 par value, 100,000 shares to the stockholders of the Company for cancellation of indebtedness then outstanding and 14,000,000 shares to the stockholders of SeQuester when unrestricted shares were trading at approximately $1.00 per share, the Company acquired 100% of the ownership of SeQuester, as a reverse merger. The stock exchange was recorded as a recapitalization of SeQuester using the Company's historical cost. SeQuester, which is engaged in the business of marketing and distributing dietary aids, commenced its operations in February 1994. For financial reporting purposes, the operations of SeQuester have been included in the accompanying consolidated financial statements since that date.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1996 AND JANUARY 31, 1996


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

(c) Allowance for Doubtful Accounts -- In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts at July 31, 1996 was $56,872 for trade receivables and $58,065 for other receivables. The allowance for doubtful accounts at January 31, 1996 was $52,163.

(d) Advertising -- The Company expenses advertising costs as incurred.

(e) Inventory -- Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1996 AND JANUARY 31, 1996


                                                July 31, 1996   January 31, 1996
                                              ----------------  ----------------
Product Units                                 $        593,009  $        704,741
Packaging and Product Displays                         177,826           153,578
Shipping Supplies                                        8,800             6,228
                                              ----------------  ----------------
                                              $        779,635  $        864,547
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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1996 AND JANUARY 31, 1996


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

4.  REVENUES

In the normal course of business during the six month periods ended July 31, 1996 and 1995, the Company granted its customers a variety of discounts. The discounts granted were as follows:

                                                        1996            1995
                                                    ------------    ------------
Gross Revenues                                      $  2,066,439    $  4,849,102
                                                    ------------    ------------
Discounts:
         Refunds and Returns                        $    131,779    $     30,706
         Introductory and Promotional                    120,633         350,759
         Co-op Advertising                               202,137         268,105
         Other                                            39,529          79,331
                                                    ------------    ------------
         Total Discounts                            $    494,078    $    728,901
                                                    ------------    ------------
         Net Revenues                               $  1,572,361    $  4,120,201
                                                    ============    ============


5.  PROPERTY AND EQUIPMENT

                                              July 31, 1996    January 31, 1996
                                            ----------------   ----------------
Product Tooling                             $         43,900   $         43,900
Machinery and Equipment                               79,280             79,280
Furniture and Fixtures                                 6,231              6,231
Computer Equipment                                    31,198             31,198
Leasehold Improvements                                54,291             54,291
                                            ----------------   ----------------
                                                     214,900            214,900
Less:  Accumulated Depreciation                      (55,503)           (30,543)
                                            ----------------   ----------------

                                            $        159,397   $        184,357
                                            ================   ================

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1996 AND JANUARY 31, 1996


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

7.  LOANS PAYABLE TO STOCKHOLDERS AND COLLATERALIZED PROMISSORY NOTE

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1996 AND JANUARY 31, 1996


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

9.  CONTRACTS AND AGREEMENTS

(a) Advertising Agreement -- In May 1995, the Company entered into a one year agreement with Premiere Radio Networks ("Premiere") for bartered advertising in the amount of $1,000,000. As consideration for this advertising, the Company issued 200,000 shares of restricted common stock to Premiere. As of July 31, 1996, $530,187 of unused advertising was available in connection with this agreement.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1996 AND JANUARY 31, 1996


10.      STOCKHOLDERS' INVESTMENT

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

During the three months ended April 30, 1996, the Company issued 46,000 shares of restricted common stock for other services.

In June 1996, the Company entered into a stock purchase agreement pursuant to which the Company agreed to issue a maximum of 1,000,000 shares of common stock offered at a price per share equal to the lesser of (i) 50% below the closing bid price of the Company's common stock or (ii) $2.00 per share. In June 1996, 235,294 shares were issued for net proceeds of $414,891. Upon completion of this agreement, the Company agreed to issue, to the placement agent, 300,000 warrants to purchase common stock at the offering price. These warrants will have a five year life and contain certain registration rights. In addition, upon completion of this agreement, the Company agreed to enter into certain investment relationship agreements for a one year period which provide for aggregate payments of $4,000 per month and the issuance of an aggregate of 200,000 warrants to purchase common stock at the offering price. These warrants will have a five year life and contain certain registration rights.

During the three months ended July 31, 1996, the Company issued (i) 35,000 restricted shares of common stock to commission sales brokers and 40,000 shares of restricted common stock in settlement of litigation. In August 1996, an additional 4,505 shares of restricted common stock were issued to commission sales brokers.

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

(b) Public Warrants -- The outstanding public warrants of the Company at July 31, 1996 are as follows:

 Warrant Class           Amount Outstanding           Exercise Price
 -------------           ------------------           --------------
       A                        398,850                    $0.50
       B                        488,600                     0.75
       C                        488,600                     1.00
                             ----------
                              1,376,050

In May 1996, the Company extended the date within which the outstanding warrants of the Company could be exercised to June 30, 1997. Exercise of these warrants is subject to an effective registration statement with the Securities and Exchange Commission. No warrants were exercised during the six months ended July 31, 1996 or the twelve months ended January 31, 1996.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1996 AND JANUARY 31, 1996


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1996 AND JANUARY 31, 1996


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1996 AND JANUARY 31, 1996


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1996 AND JANUARY 31, 1996


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

         In October 1994, the Company acquired 100% of the ownership of SeQuester in a reverse merger by issuing 14,100,000 shares of its common stock, $0.002 par value, 100,000 shares to the stockholders of the Company for cancellation of indebtedness then outstanding and 14,000,000 shares to the stockholders of SeQuester when unrestricted shares were trading at approximately $1.00 per share. The stock exchange was recorded as a recapitalization of SeQuester using the Company's historical cost. SeQuester, which is engaged in the business of marketing and distributing dietary aids, commenced its operations in February 1994.

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

                                                       Three Months Ended
                                              ----------------------------------
                                               July 31, 1996      July 31, 1995
                                              --------------    ----------------
                                              $           %     $             %
                                              -------    ---    ---------    ---
Gross Revenues                                825,697    100    3,673,928    100
                                              -------    ---    ---------    ---
Discounts:
   Refunds and Returns                        117,897     14        9,927      1
   Introductory and Promotional                79,020     10      195,482      5
   Co-op Advertising                          152,838     19      169,696      4
   Other                                       19,840      2       67,563      2
                                              -------    ---    ---------    ---
   Total Discounts                            369,595     45      442,668     12
                                              -------    ---    ---------    ---
   Net Revenues                               456,102     55    3,231,260     88
                                              =======    ===    =========    ===

         Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary products for the three month period ended July 31, 1996 was $387,281 or 85% of Net Revenues which provided a Gross Profit of $68,821 or 15% of Net Revenues. For the three month period ended July 31, 1995, the Cost of Sales was $757,995 or 23% of Net Revenues, which provided a Gross Profit for the same three month period of the previous year of $2,473,265 or 77% of Net Revenues. The decrease in Gross Profit percent resulted primarily from continuation of fixed co-op advertising costs and an increase in returns.

                                                  Three Months Ended
                                        ----------------------------------------
                                         July 31, 1996           July 31, 1995
                                        ----------------      ------------------
                                        $             %       $               %
                                        -------      ---      ---------      ---
Net Revenues                            456,102      100      3,231,260      100
Cost of Goods Sold                      387,281       85        757,995       23
                                        -------      ---      ---------      ---
Gross Profit                             68,821       15      2,473,265       77
                                        =======      ===      =========      ===

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

         General and Administrative expenses increased to $471,518 for the three months ended July 31, 1996 from $364,505 for the same three months of 1995. The Company experienced increases in consulting fees and bad debt expense offset by decreases in factoring fees and commissions in connection with accounts receivable financing.

         No royalty expense was incurred for the three months ended July 31, 1996 compared with $204,948 for the same three months of 1995. Royalties had been due under the terms of a license agreement which was terminated in March 1996. No royalty expenses are anticipated for the remainder of 1996.

         Interest expense decreased to $26,303 for the three months ended July 31, 1996 from $98,656 for the same three months of 1995. Interest expense for the 1996 period reflects a reduced rate of interest and reduced principal balances on short term loans from stockholders which decreased to $896,631 at July 31, 1996 from $1,348,477 at April 30, 1996.

         Interest income for the three months ended July 31, 1995 was $9,399 which resulted from interest accrued, at 8% per annum, on a loan receivable from Clark Holcomb.

         The net loss for the three month period ended July 31, 1996 of $893,683 was the result of reduced sales combined with a continuation of fixed co-op advertising costs and an increase in returns. The net loss for the three month period ended July 31, 1995 of $626,653 was incurred principally as a result of the significant expenditures made by the Company for its multi-media advertising campaign and initial introduction of the SeQuester(R) products to major retail pharmacy and mass merchandiser chains.

         Net loss per common share was $0.07 for the three months ended July 31, 1996 and $0.04 for the three months ended July 31, 1995 based on the weighted average shares of common stock outstanding.

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

                                                      Six Months Ended
                                            ------------------------------------
                                             July 31, 1996       July 31, 1995
                                            ----------------    ----------------
                                            $             %     $             %
                                            ---------    ---    ---------    ---
Gross Revenues                              2,066,439    100    4,849,102    100
                                            ---------    ---    ---------    ---
Discounts:
   Refunds and Returns                        131,779      6       30,706      1
   Introductory and Promotional               120,633      6      350,759      7
   Co-op Advertising                          202,137     10      268,105      5
   Other                                       39,529      2       79,331      2
                                            ---------    ---    ---------    ---
   Total Discounts                            494,078     24      728,901     15
                                            ---------    ---    ---------    ---
   Net Revenues                             1,572,361     76    4,120,201     85
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

                                                  Six Months Ended
                                      ------------------      ------------------
                                        July 31, 1996            July 31, 1995
                                      ------------------      ------------------
                                      $               %       $               %
                                      ---------      ---      ---------      ---
Net Revenues                          1,572,361      100      4,120,201      100
Cost of Goods Sold                      693,497       44        977,605       24
                                      ---------      ---      ---------      ---
Gross Profit                            878,864       56      3,142,596       76
                                      =========      ===      =========      ===

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

         Selling and Marketing expenses decreased significantly to $441,305 for the six months ended July 31, 1996 from $1,623,373 for the first six months of 1995. The Company experienced decreases in sales commissions due to a reduction in rates for the 1996 period and decreases in coupon redemption, freight and travel expenses. The decreases were partially offset by increases in salaries, consulting fees and rent expense. Selling and marketing expenses are expected to increase during the second half of 1996.

         General and Administrative expenses increased to $978,917 for the six months ended July 31, 1996 from $753,535 for the same six months of 1995. The Company experienced increases in legal and accounting fees, consulting fees, bad debt expense, salaries, rent, insurance and depreciation offset by decreases in factoring fees and commissions in connection with accounts receivable financing.

         No royalty expense was incurred for the six months ended July 31, 1996 compared with $339,990 for the same six months of 1995. Royalties had been due under the terms of a license agreement which was terminated in March 1996. No royalty expenses are anticipated for the remainder of 1996.

         Interest expense decreased to $57,912 for the six months ended July 31, 1996 from $163,782 for the same six months of 1995. Interest expense for the 1996 period reflects a reduced rate of interest and reduced principal balances on short term loans from stockholders which decreased to $896,631 at July 31, 1996 from $1,317,597 at January 31, 1996.

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

         Interest income for the six months ended July 31, 1995 was $11,469 which resulted from interest accrued, at 8% per annum, on the loan receivable from Clark Holcomb.

         The provision for income taxes is the minimum for the State of California Franchise taxes. No provision was made for Federal income tax since the Company has significant net operating loss carryforwards.

         The net loss for the six month period ended July 31, 1996 of $163,038 was the result of a gain on settlement of certain advertising litigation which was offset by a loss from operations. The net loss for the six month period ended July 31, 1995 of $1,777,217 was incurred principally as a result of the significant expenditures made by the Company for its multi-media advertising campaign and initial introduction of the SeQuester(R) products to major retail pharmacy and mass merchandiser chains.

         Net loss per common share was $0.01 for the six months ended July 31, 1996 and $0.11 for the six months ended July 31, 1995 based on the weighted average shares of common stock outstanding.

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

         As shown in the accompanying financial statements, the Company has incurred net losses from inception to July 31, 1996 of $6,168,346 including a net loss of $163,038 during the six months ended July 31, 1996.

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

         In April 1996, the Company issued 1,200,000 shares of common stock for net proceeds of $1,665,000 in a private placement. Upon completion of this private placement, the Company issued to the placement agent 300,000 warrants to purchase additional shares of common stock at $2.50 per share. These warrants have a five year life and contain certain registration rights.

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

         In May 1996, the Company issued 35,000 shares of restricted common stock to commission sales brokers and 40,000 shares of restricted common stock in settlement of litigation.

         In June 1996, the Company issued 300,000 shares of common stock to a consultant for services and cash consideration of $15,000.

         In June 1996, the Company entered into a stock purchase agreement pursuant to which the Company agreed to issue a maximum of 1,000,000 shares of common stock offered at a price per share equal to the lesser of (i) 50% below the closing bid price of the Company's common stock or (ii) $2.00 per share. A broker's commission of 10% is payable in connection with any transactions consummated under this agreement. In June 1996, 235,294 shares were issued for net proceeds of $414,891.

         In August 1996, the Company issued (i) 150,000 shares of restricted common stock under the terms of an independent contractor agreement for advertising, design and marketing services and (ii) 4,505 shares of restricted common stock to commission sales brokers.

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

         As of July 31, 1996, the Company's working capital position increased to a positive $259,851 at July 31, 1996 from a negative $1,315,263 at January 31, 1996. Increases in current assets include increases in cash of $544,557 and accounts receivable of $130,781, offset by a decrease in inventory of $84,912 and a decrease in other assets of $65,281. Changes in current liabilities include decreases in accounts payable of $466,590, accrued expenses of $110,228 and accrued advertising of $70,095. Increases in current liabilities include commissions payable of $17,910. Notes payable and loans from stockholders decreased $420,966. Current assets increased a net of $525,145 and current liabilities decreased a net of $1,049,969 for the six month period ended July 31, 1996, primarily as a result of private placements in April, June and July 1996. The net loss for the six months ended July 31, 1996 of $163,038 was reduced by non-cash charges for depreciation and amortization of $194,419 and issuance of common stock for advertising and other expenses of $67,500 and was increased by $479,762 in connection with settlements of litigation.

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


                                          SEQUESTER HOLDINGS, INCORPORATED
                                          (formerly KCD HOLDINGS INCORPORATED)
(Registrant)

Dated June 6, 1997                        By: /s/ Wellington A. Ewen
                                              ----------------------------------
                                                 Wellington A. Ewen
                                                 President

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