Form 10QSB/A
period 1996-10-31
SEQUESTER HOLDINGS INC/NV
filed 1997-06-09
CIK 796628

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

                       Commission file number:33-06827-LA

                        SEQUESTER HOLDINGS, INCORPORATED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                            95-4532103
--------------------------------------                    ----------------------
(State or other jurisdiction of                           (formerly 95-4029439)
 incorporation or organization number)                    (I.R.S. employer
                                                          identification number)


2835 Townsgate Road, Suite 110, Westlake Village, CA       91361
---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (805) 494-6687

                            KCD HOLDINGS INCORPORATED
  -----------------------------------------------------------------------------
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

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        SEQUESTER HOLDINGS, INCORPORATED
                      (formerly KCD HOLDINGS INCORPORATED)

                                      Index

PART 1 - FINANCIAL INFORMATION                                         Page
                                                                       ----
     Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets at                           F-3
              October 31, 1996 (unaudited) and January 31, 1996

              Consolidated Statements of Operations for                F-4
              the three months and the nine months
              ended October 31, 1996 (unaudited) and 1995
              (unaudited)

              Consolidated Statement of Stockholders' Investment       F-5
              for the nine months ended October 31, 1996 (unaudited)

              Consolidated Statement of Cash Flows                     F-6
              for the nine months ended October 31, 1996 (unaudited)
              and 1995 (unaudited)

              Notes to Consolidated Financial Statements               F-7


     Item 2.  Management's Discussion and Analysis or Plan of          21
              Operation.


PART II. - OTHER INFORMATION

     Item 1.  Legal Proceedings                                        33

     Item 2.  Changes in Securities                                    33

     Item 6.  Exhibits and Reports on Form 8-K                         33


Signatures                                                             34

PART I. FINANCIAL INFORMATION
      ITEM  1. FINANCIAL STATEMENTS


                        SEQUESTER HOLDINGS, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                 OCTOBER 31, 1996  JANUARY 31, 1996
                                                                                 ----------------  ----------------
                                                                                    (Unaudited)
CURRENT ASSETS:
     Cash                                                                          $   548,725       $    48,279
     Accounts receivable, net                                                          268,515           381,098
     Accounts receivable - other                                                        14,430           115,065
     Inventory                                                                       2,254,295           864,547
     Other                                                                              11,673             9,720
                                                                                   -----------       -----------
          Total current assets                                                       3,097,638         1,418,709
                                                                                   -----------       -----------

PROPERTY AND EQUIPMENT, net                                                            146,915           184,357
                                                                                   -----------       -----------

OTHER ASSETS:
     Deposits                                                                           14,338             3,938
     Intangibles, net                                                                    2,139             2,333
                                                                                   -----------       -----------
        Total other assets                                                              16,477             6,271
                                                                                   -----------       -----------
           Total assets                                                            $ 3,261,030       $ 1,609,337
                                                                                   ===========       ===========


               LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                              $ 1,156,721       $   836,484
     Accrued expenses                                                                  173,976           224,011
     Accrued advertising                                                               150,000           173,417
     Commissions payable                                                                31,663            31,948
     Royalties payable                                                                       -           150,515
     Collateralized note payable-related party                                               -           621,018
     Loans from stockholders                                                           422,628           696,579
                                                                                   -----------       -----------
           Total current liabilities                                                 1,934,988         2,733,972
                                                                                   -----------       -----------

    Commitments and contingencies (see Notes)

STOCKHOLDERS' INVESTMENT (DEFICIT)
     Common stock, par value  $.002 per share; 25,000,000 shares                        29,214            33,204
         authorized; issued and outstanding 14,606,874 as of October 31, 1996 and 16,602,000 as of January 31, 1996
     Additional paid in capital                                                      9,397,287         8,365,580
     Accumulated deficit                                                            (6,723,778)       (6,005,308)
     Prepaid advertising and consulting fees                                        (1,376,681)       (3,518,111)
                                                                                   -----------       -----------
           Total stockholders' investment (deficit)                                  1,326,042        (1,124,635)
                                                                                   -----------       -----------
               Total liabilities and stockholders' investment (deficit)            $ 3,261,030       $ 1,609,337
                                                                                   ===========       ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995


                                          ------THREE MONTHS ENDED----------    ------------NINE MONTHS ENDED------
                                          OCTOBER 31, 1996   OCTOBER 31, 1995   OCTOBER 31, 1996   OCTOBER 31, 1995
                                          ----------------   ----------------   ----------------   ----------------
                                             (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
Net Revenues                                $    953,511       $    990,345       $  2,525,872       $  5,110,546
Cost of Goods Sold                               362,094            261,423          1,055,591          1,239,028
                                            ------------       ------------       ------------       ------------

Gross Profit                                     591,417            728,922          1,470,281          3,871,518
                                            ------------       ------------       ------------       ------------

Operating Expenses:
   Advertising                                   605,952             87,192            863,459          2,136,194
   Selling and  marketing                        284,855            191,958            726,160          1,815,331
   General and administrative                    395,198            436,267          1,374,115          1,189,802
   Royalties                                           -             92,868                  -            432,858
                                            ------------       ------------       ------------       ------------
                                               1,286,005            808,285          2,963,734          5,574,185
                                            ------------       ------------       ------------       ------------

Loss from Operations                            (694,588)           (79,363)        (1,493,453)        (1,702,667)
                                            ------------       ------------       ------------       ------------

Non - Operating Income (Expense)
   Interest expense                              (12,089)          (103,342)           (70,001)          (267,124)
   Interest income                                     -             23,788                  -             35,257
   Litigation Settlements, net                   151,245                  -            916,727                  -
   Payments to Officer and Stockholder                 -                  -            (70,143)                 -
                                            ------------       ------------       ------------       ------------
                                                 139,156            (79,554)           776,583           (231,867)


                                            ------------       ------------       ------------       ------------
Loss before Income Taxes                        (555,432)          (158,917)          (716,870)        (1,934,534)

Provision for Income Taxes                             -                  -              1,600              1,600
                                            ------------       ------------       ------------       ------------


Net Loss                                       ($555,432)         ($158,917)         ($718,470)       ($1,936,134)
                                            ============       ============       ============       ============


Weighted average shares of
    Common Stock Outstanding:                 14,210,878         16,095,544         14,577,077         15,933,423
                                            ============       ============       ============       ============



Net Loss per share:                               ($0.04)            ($0.01)            ($0.05)            ($0.12)
                                            ============       ============       ============       ============


       The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT (DEFICIT)

                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1996

                                       Common Stock
                              ----------------------------     Additional     Accumulated        Equity        Stockholder's
                              Number of shares   Par value   Paid In Capital    Deficit       Reductions   Investment (Deficit)
                              ----------------   ---------   ---------------  -----------    -----------   --------------------
Balance January 31, 1996        16,602,000       $ 33,204     $ 8,365,580     $(6,005,308)   $(3,518,111)      $(1,124,635)

Common stock retired,
   advertising settlement         (640,000)        (1,280)     (1,918,720)              -      1,380,238          (539,762)

Issuance of common stock
   in litigation settlement         40,000             80          59,920               -              -            60,000

Common stock retired,
   consulting services            (155,200)          (310)     (1,047,290)              -      1,047,600                 -

Common stock retired,
   satisfaction of loan         (3,800,000)        (7,600)              -               -              -            (7,600)

Issuance of common stock
   for cash, consulting and
   other services                  540,047          1,080         834,815               -       (735,000)          100,895

Issuance of common stock
   in private placements         1,895,027          3,790       2,853,232               -              -         2,857,022

Issuance of common stock
   for satisfaction of debt        125,000            250         249,750               -              -           250,000

Net loss for nine months
   ended October 31, 1996                -              -               -        (718,470)             -          (718,470)

Amortization of  prepaid
   advertising and consulting
   fees                                  -              -               -               -        448,592           448,592

                               -----------       --------     -----------     -----------    -----------       -----------
Balance October 31, 1996        14,606,874         29,214       9,397,287      (6,723,778)    (1,376,681)        1,326,042
   (Unaudited)                 ===========       ========     ===========     ===========    ===========       ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995


                                                                    1996               1995
                                                                  ------------      ------------
                                                                   (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Loss                                                     ($718,470)      ($1,936,134)

      Adjustments to reconcile Net Loss to net cash used in
      operating activities:
          Depreciation and amortization                              486,228            38,544
          Stock issued for advertising and other services             85,595         2,947,336
          Litigation settlements                                    (479,762)                -
                                                                 -----------       -----------
                                                                    (626,409)        1,049,746
                                                                 -----------       -----------


          (Increase) / decrease in current assets:
               Accounts receivable, net                              213,218            23,657
               Inventory                                          (1,389,748)         (465,425)
               Other current assets                                   (1,953)       (1,936,139)
           Increase / (decrease) in current liabilities:
               Accounts payable                                      320,237            (5,403)
               Accrued expenses                                      (50,035)         (113,120)
               Accrued advertising                                   (23,417)           98,562
               Commissions payable                                      (285)                -
               Royalties payable                                    (150,515)         (326,796)
                                                                 -----------       -----------
                                                                  (1,082,498)       (2,724,664)
                                                                 -----------       -----------

      Net cash used in operating activities                       (1,708,907)       (1,674,918)
                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:


      Purchase of property and equipment                                   -          (151,742)
      Deposits                                                       (10,400)          (33,938)
                                                                 -----------       -----------
      Net cash used in investing activities                          (10,400)         (185,680)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Retirement of common stock                                      (7,600)                -
      Proceeds from sale of common stock                           2,872,322         1,007,500
      Note payable                                                  (371,018)          295,454
      Loans from stockholders                                       (273,951)          606,368
                                                                 -----------       -----------
      Net cash provided by financing activities                    2,219,753         1,909,322

NET INCREASE IN CASH                                                 500,446            48,724

CASH,  BEGINNING BALANCE                                              48,279             9,088
                                                                 -----------       -----------

CASH,  ENDING BALANCE                                            $   548,725       $    57,812
                                                                 ===========       ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996

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

AMENDED BALANCE SHEET

                                                                 OCTOBER 31, 1996  OCTOBER 31, 1996      NET
                                                                    AS AMENDED       AS REPORTED      CHANGE (A)
                                                                 ----------------  ----------------   ----------
CURRENT ASSETS:
     Cash                                                          $   548,725       $   548,725       $      -
     Accounts receivable, net                                          268,515           268,515              -
     Accounts receivable - other                                        14,430            14,430              -
     Inventory                                                       2,254,295         2,254,295              -
     Other                                                              11,673            11,673              -
                                                                   -----------       -----------       --------
          Total current assets                                       3,097,638         3,097,638              -
                                                                   -----------       -----------       --------

PROPERTY AND EQUIPMENT, net                                            146,915           146,915              -
                                                                   -----------       -----------       --------

OTHER ASSETS:
     Deposits                                                           14,338            14,338              -
     Intangibles, net                                                    2,139             2,139              -
                                                                   -----------       -----------       --------
        Total other assets                                              16,477            16,477              -
                                                                   -----------       -----------       --------
           Total assets                                            $ 3,261,030       $ 3,261,030       $      -
                                                                   ===========       ===========       ========



CURRENT LIABILITIES:
     Accounts payable                                              $ 1,156,721       $ 1,156,721       $      -
     Accrued expenses                                                  173,976           173,976              -
     Accrued advertising                                               150,000           150,000              -
     Commissions payable                                                31,663            31,663              -
     Royalties payable                                                       -                 -              -
     Collateralized note payable-related party                               -                 -              -
     Loans from stockholders                                           422,628           422,628              -
                                                                   -----------       -----------       --------
           Total current liabilities                                 1,934,988         1,934,988              -
                                                                   -----------       -----------       --------

    Commitments and contingencies (see Notes)

STOCKHOLDERS' INVESTMENT (DEFICIT)
     Common stock, par value  $.002 per share;                          29,214            29,214              -
        25,000,000 shares authorized; issued and
        outstanding 14,606,874 as of October 31, 1996
     Additional paid in capital                                      9,397,287         8,912,287        485,000
     Accumulated deficit                                            (6,723,778)       (6,576,278)      (147,500)
     Prepaid advertising and consulting fees                        (1,376,681)       (1,039,181)      (337,500)
                                                                   -----------       -----------       --------
           Total stockholders' investment                            1,326,042         1,326,042              -
                                                                   -----------       -----------       --------
               Total liabilities and stockholders' investment      $ 3,261,030       $ 3,261,030       $      -
                                                                   ===========       ===========       ========

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996


AMENDED STATEMENT OF OPERATIONS


                                               --------THREE MONTHS ENDED--------          ---------NINE MONTHS ENDED-----------
                                        OCTOBER 31, 1996 OCTOBER 31, 1996     NET      OCTOBER 31, 1996  OCTOBER 31, 1996    NET
                                           AS AMENDED      AS REPORTED     CHANGE (A)     AS AMENDED        AS REPORTED    CHANGE(A)
                                        ---------------- --------------   ----------  ---------------- ----------------  ---------
Net Revenues                             $    953,511    $    953,511     $        -    $  2,525,872     $  2,525,872     $      -
Cost of Goods Sold                            362,094         362,094              -       1,055,591        1,055,591            -
                                         ------------    ------------     ----------    ------------     ------------     --------

Gross Profit                                  591,417         591,417              -       1,470,281        1,470,281            -
                                         ------------    ------------     ----------    ------------     ------------     --------

Operating Expenses:
   Advertising                                605,952         605,952              -         863,459          863,459            -
   Selling and  marketing                     284,855         284,855              -         726,160          691,160       35,000
   General and administrative                 395,198         357,698         37,500       1,374,115        1,261,615      112,500
   Royalties                                        -               -              -               -                -            -
                                         ------------    ------------     ----------    ------------     ------------     --------
                                            1,286,005       1,248,505         37,500       2,963,734        2,816,234      147,500
                                         ------------    ------------     ----------    ------------     ------------     --------

Loss from Operations                         (694,588)       (657,088)       (37,500)     (1,493,453)      (1,345,953)    (147,500)
                                         ------------    ------------     ----------    ------------     ------------     --------

Non - Operating Income (Expense)
   Interest expense                           (12,089)        (12,089)             -         (70,001)         (70,001)           -
   Interest income                                  -               -              -               -                -            -
   Litigation Settlements, net                151,245         151,245              -         916,727          916,727            -
   Payments to Officer and Stockholder              -               -              -         (70,143)         (70,143)           -
                                         ------------    ------------     ----------    ------------     ------------     --------
                                              139,156         139,156              -         776,583          776,583            -


                                         ------------    ------------     ----------    ------------     ------------     --------
Loss before Income Taxes                     (555,432)       (517,932)       (37,500)       (716,870)        (569,370)    (147,500)

Provision for Income Taxes                          -               -          1,600           1,600                -
                                         ------------    ------------     ----------    ------------     ------------     --------


Net Loss                                    ($555,432)      ($517,932)       (37,500)      ($718,470)       ($570,970)    (147,500)
                                         ============    ============     ==========    ============     ============     ========


Weighted average shares of
    Common Stock Outstanding:              14,210,878      14,210,878              -      14,577,077       14,577,077            -
                                         ============    ============     ==========    ============     ============     ========



Net Loss per share:                            ($0.04)         ($0.04)         $0.00          ($0.05)          ($0.04)      ($0.01)
                                         ============    ============     ==========    ============     ============     ========

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996


AMENDED STATEMENT OF CASH FLOWS

                                                                         OCTOBER 31, 1996  OCTOBER 31, 1996        NET
                                                                            AS AMENDED       AS REPORTED        CHANGE (A)
                                                                         ----------------  ----------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Loss                                                               ($718,470)        ($570,970)        ($147,500)

      Adjustments to reconcile Net Loss to net cash used in operating activities:
          Depreciation and amortization                                        486,228           373,728           112,500
          Stock issued for advertising and other services                       85,595            50,595            35,000
          Litigation settlements                                              (479,762)         (479,762)                -
                                                                           -----------       -----------       -----------
                                                                              (626,409)         (626,409)                -
                                                                           -----------       -----------       -----------


          (Increase) / decrease in current assets:
             Accounts receivable, net                                          213,218           213,218                 -
             Inventory                                                      (1,389,748)       (1,389,748)                -
             Other current assets                                               (1,953)           (1,953)                -
           Increase / (decrease)  in current liabilities:                            -
             Accounts payable                                                  320,237           320,237                 -
             Accrued expenses                                                  (50,035)          (50,035)                -
             Accrued advertising                                               (23,417)          (23,417)                -
             Commissions payable                                                  (285)             (285)                -
             Royalties payable                                                (150,515)         (150,515)                -
                                                                           -----------       -----------       -----------
                                                                            (1,082,498)       (1,082,498)                -
                                                                           -----------       -----------       -----------

      Net cash used in operating activities                                 (1,708,907)       (1,708,907)                -
                                                                           -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Deposits                                                                 (10,400)          (10,400)                -
                                                                           -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Retirement of common stock                                                (7,600)           (7,600)                -
      Proceeds from sale of common stock                                     2,872,322         2,872,322                 -
      Note payable                                                            (371,018)         (371,018)                -
      Loans from stockholders                                                 (273,951)         (273,951)                -
                                                                           -----------       -----------       -----------
      Net cash provided by financing activities                              2,219,753         2,219,753                 -

NET INCREASE IN CASH                                                           500,446           500,446                 -

CASH, BEGINNING BALANCE                                                         48,279            48,279                 -
                                                                           -----------       -----------       -----------

CASH, ENDING BALANCE                                                       $   548,725       $   548,725       $         -
                                                                           ===========       ===========       ===========


(a) The net change resulted from adjustments to the fair market value assigned to Company common stock which was issued to a consultant for services and to commission sales brokers.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996


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

(c) Allowance for Doubtful Accounts -- In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts at October 31, 1996 was $29,835 and at January 31, 1996 was $52,163.

(d)   Advertising -- The Company expenses advertising costs as incurred.

(e) Inventory -- Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996

                                                   October 31, 1996  January 31, 1996
                                                   ----------------  ----------------

               Product Units                         $2,121,724         $  704,741
               Packaging and Product Displays           184,945            153,578
               Shipping Supplies                         10,426              6,228
                                                     ----------         ----------
                                                      2,317,095            864,547
               Less: Allowance for Obsolescence         (62,800)                 -
                                                     ----------         ----------
                                                     $2,254,295         $  864,547
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

(i) Risks and Uncertainties -- In the normal course of business, the Company is subject to certain risks and uncertainties as follows:

       - The Company's primary source of revenue has been from a single product, SeQuester(R)1; however, the Company introduced two new dietary aid products in December 1995 (SeQuester(R) 2 and SeQuester(R) 3) and introduced a fourth product, PhytoQuest(TM)in October 1996.

       - The Company has a significant deficit and has incurred substantial losses from operations for the period from inception through October 31, 1996.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996

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


4.    REVENUES

In the normal course of business during the nine month periods ended October 31, 1996 and 1995, the Company granted its customers a variety of discounts. The discounts granted were as follows:

                                                      1996            1995
                                                   ----------      ----------
          Gross Revenues                           $3,477,124      $6,115,019
                                                   ----------      ----------

          Discounts:
                 Refunds and Returns               $  441,509      $  136,877
                 Introductory and Promotional         172,675         419,330
                 Co-op Advertising                    268,305         331,598
                 Other                                 68,763         116,668
                                                   ----------      ----------
                 Total Discounts                   $  951,252      $1,004,473
                                                   ----------      ----------
                 Net Revenues                      $2,525,872      $5,110,546
                                                   ==========      ==========

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996



5.    PROPERTY AND EQUIPMENT

                                            October 31, 1996      January 31, 1996
                                            ----------------      ----------------
          Product Tooling                      $ 43,900              $ 43,900
          Machinery and Equipment                79,280                79,280
          Furniture and Fixtures                  6,231                 6,231
          Computer Equipment                     31,198                31,198
          Leasehold Improvements                 54,291                54,291
                                               --------              ---------
                                                214,900                214,900
          Less:  Accumulated Depreciation       (67,985)               (30,543)
                                               --------              ---------
                                               $146,915              $ 184,357
                                               ========              =========


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996



9.    CONTRACTS AND AGREEMENTS

(a) Advertising Agreement -- In May 1995, the Company entered into an agreement with Premiere Radio Networks ("Premiere") for bartered advertising in the amount of $1,000,000. As consideration for this advertising, the Company issued 200,000 shares of restricted common stock to Premiere. As of October 31, 1996, $316,387 of unused advertising was available in connection with this agreement.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996


During the three months ended April 30, 1996, the Company issued 46,000 shares of restricted common stock for other services

In June 1996, the Company entered into a stock purchase agreement pursuant to which the Company agreed to issue a maximum of 1,000,000 shares of common stock offered at a price per share equal to the lesser of (i) 50% below the closing bid price of the Company's common stock or (ii) $2.00 per share. During the period June 1996 through October 31, 1996, 695,027 shares were issued for net proceeds of $1,192,022. Upon completion of this agreement, the Company agreed to issue, to the placement agent, 300,000 warrants to purchase common stock at the offering price. These warrants will have a five year life and contain certain registration rights. In addition, upon completion of this agreement, the Company agreed to enter into certain investment relationship agreements for a one year period which provide for aggregate payments of $4,000 per month and the issuance of an aggregate of 200,000 warrants to purchase common stock at the offering price. These warrants will have a five year life and contain certain registration rights.

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

In October and August 1996, the Company issued an additional 9,047 shares of restricted common stock to commission sales brokers.

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
                         ---------
                         1,376,050
                         =========

In May 1996, the Company extended the date within which the outstanding warrants of the Company could be exercised to June 30, 1997. Exercise of these warrants is subject to an effective registration statement with the Securities and Exchange Commission. No warrants were exercised during the nine months ended October 31, 1996 or the twelve months ended January 31, 1996.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996



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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND JANUARY 31, 1996


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

                                                      Three Months Ended
                                         -------------------------------------------
                                           October 31, 1996        October 31, 1995
                                         -------------------      ------------------
                                         $               %        $              %
Gross Revenues                            1,410,685      100      1,265,917      100
                                          ---------      ---      ---------      ---

Discounts:
        Refunds and Returns                 309,730       22        114,295        9
        Introductory and Promotional         52,042        3         68,571        6
        Co-op Advertising                    66,168        5         63,492        5
        Other                                29,234        2         29,214        2
                                          ---------      ---      ---------      ---
        Total Discounts                     457,174       32        275,572       22
                                          ---------      ---      ---------      ---
        Net Revenues                        953,511       68        990,345       78
                                          =========      ===      =========      ===


        Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary products for the three month period ended October 31, 1996 was $362,094 or 38% of Net Revenues which provided a Gross Profit of $591,417 or 62% of Net Revenues. For the three month period ended October 31, 1995, the Cost of Sales was $261,423 or 26% of Net Revenues, which provided a Gross Profit for the same three month period of the previous year of $728,922 or 74% of Net Revenues. The decrease in Gross Profit percent resulted primarily from continuation of fixed co-op advertising costs and an increase in refunds and returns. The increase in refunds and returns resulted primarily from (i) return of dated products which had remained unsold by retailers and which could not be resold and (ii) disposal by retailers of unsaleable products. In addition, the Company recorded an allowance for obsolescence of $62,800 which was charged to cost of goods sold during the three months ended October 31, 1996. The allowance for obsolescence is maintained at an amount management deems adequate to cover unsaleable inventory. In determining the allowance to be maintained, management evaluates many factors including alternate uses and a specific review for items no longer saleable.

                                  Three Months Ended
                        --------------------------------------
                        October  31, 1996     October 31, 1995
                        -----------------     ----------------
                        $            %        $            %
Net Revenues            953,511      100      990,345      100
Cost of Goods Sold      362,094       38      261,423       26
                        -------      ---      -------      ---
Gross Profit            591,417       62      728,922       74
                        =======      ===      =======      ===


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

        General and Administrative expenses decreased to $395,198 for the three months ended October 31, 1996 from $436,267 for the same three months of 1995. The Company experienced increases in legal and consulting fees offset by decreases in salaries, travel expenses, factoring fees and interest in connection with accounts receivable financing.

        No royalty expense was incurred for the three months ended October 31, 1996 compared with $92,868 for the same three months of 1995. Royalties had been due under the terms of a license agreement which was terminated in March 1996. No royalty expenses are anticipated for the remainder of the fiscal year.

        Interest expense decreased to $12,089 for the three months ended October 31, 1996 from $103,342 for the same three months of 1995. Interest expense for the 1996 period reflects a reduced rate of interest and reduced principal balances on short term loans from stockholders which decreased to $422,628 at October 31, 1996 from $896,631 at July 31, 1996.

        Interest income for the three months ended October 31, 1995 was $23,788 which resulted from interest accrued, at 8% per annum, on a loan receivable from Clark Holcomb.

        In August 1996, the Company settled certain litigation regarding a license agreement and royalties with Effective Health Inc., a wholly-owned subsidiary of Interactive Medical Technologies Ltd., which resulted in a net gain of $151,245.

        The net loss for the three month period ended October 31, 1996 of $555,432 was the result of increased advertising, selling and marketing expenditures which were partially offset by a reduction in general and administrative costs combined with a continuation of fixed co-op advertising costs and an increase in returns. The net loss for the three month period ended October 31, 1995 of $158,917 was incurred principally as a result of the significant expenditures made by the Company for its initial introduction of the SeQuester(R) products to major retail pharmacy and mass merchandiser chains.

        Net loss per common share was $0.04 for the three months ended October 31, 1996 and $0.01 for the three months ended October 31, 1995 based on the weighted average shares of common stock outstanding.


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

                                                    Nine Months Ended
                                        ----------------------------------------
                                         October 31, 1996       October 31, 1995
                                        -----------------      -----------------
                                        $             %        $             %
Gross Revenues                          3,477,124     100      6,115,019     100
                                        ---------     ---      ---------     ---

Discounts:
      Refunds and Returns                 441,509      12        136,877       2
      Introductory and Promotional        172,675       5        419,330       7
      Co-op Advertising                   268,305       8        331,598       5
      Other                                68,763       2        116,668       2
                                        ---------     ---      ---------     ---
      Total Discounts                     951,252      27      1,004,473      16
                                        ---------     ---      ---------     ---
      Net Revenues                      2,525,872      73      5,110,546      84
                                        =========     ===      =========     ===

        Gross profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary product for the nine month period ended October 31, 1996 was $1,055,591 or 42% of Net Revenues which provided a Gross Profit of $1,470,281 or 58% of Net Revenues. For the nine month period ended October 31, 1995, the Cost of Sales was $1,239,028 or 24% of Net Revenues, which provided a Gross Profit for the first nine month period of the previous year of $3,871,518 or 76% of Net Revenues. The decrease in Gross Profit percent resulted primarily from continuation of fixed co-op advertising costs and an increase in returns. The increase in refunds and returns resulted primarily from (i) return of dated products which had remained unsold by retailers and which could not be resold and (ii) disposal by retailers of unsaleable products. In addition, the Company recorded an allowance for obsolescence of $62,800 which was charged to cost of goods sold during the nine months ended October 31,1996. The allowance for obsolescence is maintained at an amount management deems adequate to cover unsaleable inventory. In determining the allowance to be maintained, management evaluates many factors including alternate uses and a specific review for items no longer saleable.

                                     Nine Months Ended
                        ------------------------------------------
                         October 31, 1996        October 31, 1995
                        ------------------      ------------------
                        $              %        $              %
Net Revenues            2,525,872      100      5,110,546      100
Cost of Goods Sold      1,055,591       42      1,239,028       24
                        ---------      ---      ---------      ---
Gross Profit            1,470,281       58      3,871,518       76
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

        Selling and Marketing expenses decreased significantly to $726,160 for the nine months ended October 31, 1996 from $1,815,331 for the first nine months of 1995. The Company experienced decreases in sales commissions due to reduced sales volumes and a reduction in rates for the 1996 period and decreases in coupon redemption, freight and travel expenses. The decreases were partially offset by increases in salaries, consulting fees, marketing supplies and rent expense. Selling and marketing expenses are expected to increase during the fourth quarter of the fiscal year.

        General and Administrative expenses increased to $1,374,115 for the nine months ended October 31, 1996 from $1,189,802 for the same nine months of 1995. The Company experienced increases in legal and accounting fees, consulting fees, bad debt expense, salaries, rent, insurance and depreciation offset by decreases in travel expenses, factoring fees and interest in connection with accounts receivable financing.

        No royalty expense was incurred for the nine months ended October 31, 1996 compared with $432,858 for the same nine months of 1995. Royalties had been due under the terms of a license agreement which was terminated in March 1996. No royalty expenses are anticipated for the remainder of the fiscal year.

        Interest expense decreased to $70,001 for the nine months ended October 31, 1996 from $267,124 for the same nine months of 1995. Interest expense for the 1996 period reflects a reduced rate of interest and reduced principal balances on short term loans from stockholders which decreased to $422,628 at October 31, 1996 from $1,317,597 at January 31, 1996.

        Interest income for the nine months ended October 31, 1995 was $35,257 which resulted from interest accrued, at 8% per annum, on the loan receivable from Clark Holcomb.

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

        The net loss for the nine month period ended October 31, 1996 of $718,470 was the result of gains on settlement of certain litigation matters which were offset by a loss from operations. The net loss for the nine month period ended October 31, 1995 of $1,936,134 was incurred principally as a result of the significant expenditures made by the Company for its multi-media advertising campaign and initial introduction of the SeQuester(R) products to major retail pharmacy and mass merchandiser chains.

        Net (loss) per common share was ($0.05) for the nine months ended October 31, 1996 and ($0.12) for the nine months ended October 31, 1995 based on the weighted average shares of common stock outstanding.

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

        As shown in the accompanying financial statements, the Company has incurred net losses from inception to October 31, 1996 of $6,723,778 including a net loss of $718,470 during the nine months ended October 31, 1996.

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

        In June 1996, the Company entered into a stock purchase agreement pursuant to which the Company agreed to issue a maximum of 1,000,000 shares of common stock offered at a price per share equal to the lesser of (i) 50% below the closing bid price of the Company's common stock or (ii) $2.00 per share. During the period June 1996 through October 31, 1996, 695,027 shares were issued for net proceeds of $1,192,022.

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

        As of October 31, 1996, the Company's working capital position increased to a positive $1,162,650 at October 31, 1996 from a negative $1,315,263 at January 31, 1996. Increases in current assets include increases in cash of $500,446, inventory of $1,389,748 and other assets of $1,953 offset by a decrease in accounts receivable of $213,218. Inventory buildups continued during the third quarter of fiscal 1997 in anticipation of promotional advertisements which did not occur. Changes in current liabilities include decreases in accrued expenses of $50,035, accrued advertising of $23,417, and commissions payable of $285. Notes payable and loans from stockholders decreased $894,969. Royalties payable decreased $150,515 as a result of a litigation settlement. Accounts payable increased $320,237. Current assets increased a net of $1,678,929 and current liabilities decreased a net of $798,984 for the nine month period ended October 31, 1996, primarily as a result of private placements. The net loss for the nine months ended October 31, 1996 of $718,470 was reduced by non-cash charges for depreciation and amortization of $486,228 and issuance of common stock for advertising and other services of $85,595 and was increased by $479,762 in connection with settlements of litigation.

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


                                       SEQUESTER HOLDINGS, INCORPORATED
                                       (formerly KCD HOLDINGS INCORPORATED)
                                       (Registrant)

Dated June 6, 1997                     By: /s/ Wellington A. Ewen
                                          ------------------------
                                          Wellington A. Ewen
                                          President


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


       Signature                        Title                                   Date
       ---------                        -----                                   ----
/s/ Wellington A. Ewen          President, Principal Accounting Officer,     June 6, 1997
---------------------------     and Director
Wellington A. Ewen


/s/ Bonnie L. Richards          Vice President, Secretary, and Director      June 6, 1997
----------------------------
Bonnie L. Richards