Form 10QSB
period 1997-07-31
SEQUESTER HOLDINGS INC/NV
filed 1997-09-12
CIK 796628

                                    SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C. 20549
                                               FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 1997

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the transition period from________________to_______________

                       Commission file number:33-06827-LA

                        SEQUESTER HOLDINGS, INCORPORATED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                          95-4532103
--------------------------------------                  ----------------------
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization number)                  identification number)

2835 Townsgate Road, Suite 110, Westlake Village, CA         91361
---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (805) 494-6687 not applicable
  -----------------------------------------------------------------------------
  (former, name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No
                                           ---       ---

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

                                                              Outstanding at
         Class of Common Stock                                August 31, 1997
         ---------------------                                ---------------
         $.002 par value                                         19,167,411

Transitional Small Business Disclosure Format             Yes       No  X
                                                              ---      ---
            Number of sequentially numbered pages in the document: 29

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        SEQUESTER HOLDINGS, INCORPORATED

                                      Index

                                                                                      Page
                                                                                      ----
PART 1 - FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                  Consolidated Balance Sheets at                                      F-3
                  July 31, 1997 (unaudited) and January 31, 1997

                  Consolidated Statements of Operations for the three                 F-4
                  months and the six months ended July 31, 1997 (unaudited)
                  and 1996 (unaudited)

                  Consolidated Statement of Stockholders' Investment                  F-5
                  for the six months ended July 31, 1997 (unaudited)

                  Consolidated Statement of Cash Flows                                F-6
                  for the six months ended July 31, 1997 (unaudited)
                  and 1996 (unaudited)

                  Notes to Consolidated Financial Statements                          F-7


         Item 2.  Management's Discussion and Analysis or Plan of                     19
                   Operations.



PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                   28

         Item 2.  Changes in Securities                                               28


         Item 6.  Exhibits and Reports on Form 8-K                                    28

Signatures                                                                            29

PART I. FINANCIAL INFORMATION
    ITEM  1. FINANCIAL STATEMENTS


                        SEQUESTER HOLDINGS, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                                       ASSETS

                                                                                         JULY 31, 1997   JANUARY 31, 1997
                                                                                         -------------   ----------------
                                                                                          (Unaudited)
    CURRENT ASSETS:
         Cash (including restricted cash of $79,168 as of July 31, 1997)                 $    119,294      $   409,117
         Accounts receivable, net                                                             412,385          195,337
         Accounts receivable - other, net                                                          --            5,650
         Due from officers and employees                                                       11,705            6,117
         Inventory                                                                          1,955,816        2,148,390
         Other                                                                                  1,173            7,173
                                                                                         ------------      -----------
              Total current assets                                                          2,500,373        2,771,784
                                                                                         ------------      -----------

    PROPERTY AND EQUIPMENT, net                                                                70,808          101,256
                                                                                         ------------      -----------

    OTHER ASSETS:
         Deposits                                                                              23,828            4,888
         Intangibles, net                                                                       1,944            2,074
                                                                                         ------------      -----------
            Total other assets                                                                 25,772            6,962
                                                                                         ------------      -----------
               Total assets                                                              $  2,596,953      $ 2,880,002
                                                                                         ============      ===========


                                       LIABILITIES AND STOCKHOLDERS' INVESTMENT

    CURRENT LIABILITIES:
         Accounts payable                                                                   1,154,475      $ 1,086,183
         Accrued expenses                                                                     428,483          300,420
         Accrued advertising                                                                  110,000          225,849
         Commissions payable                                                                   43,512           37,544
         FTC payable                                                                          104,168          125,000
         Loans from stockholders                                                                   --          356,999
                                                                                         ------------      -----------
               Total current liabilities                                                    1,840,638        2,131,995
                                                                                         ------------      -----------

        Commitments and contingencies (see Notes)

    STOCKHOLDERS' INVESTMENT
         Convertible Preferred stock, par value $1,000 per share; 5000 shares                 460,000          375,000
            authorized; issued and outstanding 460 series A as of July 31, 1997 and 375 series A as of January 31, 1997
         Common stock, par value  $.002 per share; 25,000,000 shares                           36,335           29,247
             authorized; issued and outstanding 18,167,411 shares as of July 31,1997 and 14,623,725 shares as of January 31, 1997
         Additional paid in capital                                                        10,249,090        9,341,004
         Accumulated deficit                                                               (8,820,610)      (7,857,673)
         Prepaid advertising and consulting fees                                           (1,168,500)      (1,139,571)
                                                                                         ------------      -----------
               Total stockholders' investment                                                 756,315          748,007
                                                                                         ------------      -----------
                   Total liabilities and stockholders' investment                        $  2,596,953      $ 2,880,002
                                                                                         ============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1997 AND 1996




                                                      THREE MONTHS ENDED                      SIX MONTHS ENDED
                                             ---------------------------------      ---------------------------------
                                              JULY 31, 1997      JULY 31, 1996      JULY 31, 1997       JULY 31, 1996
                                             --------------      -------------      -------------       -------------
                                                  (Unaudited)     (Unaudited)         (Unaudited)        (Unaudited)
Net Revenues                                 $    291,341        $    456,102        $    552,016        $  1,572,361
Cost of Goods Sold                                127,353             387,281             223,782             693,497
                                             ------------        ------------        ------------        ------------

Gross Profit                                      163,988              68,821             328,234             878,864
                                             ------------        ------------        ------------        ------------

Operating Expenses:
   Advertising                                         --             220,988             317,828             257,507
   Selling and  marketing                         164,088             243,695             358,053             441,305
   General and administrative                     263,707             471,518             613,403             978,917
                                             ------------        ------------        ------------        ------------
                                                  427,795             936,201           1,289,284           1,677,729
                                             ------------        ------------        ------------        ------------

Loss from Operations                             (263,807)           (867,380)           (961,050)           (798,865)
                                             ------------        ------------        ------------        ------------

Non - Operating Income (Expense)
   Interest expense                                    --             (26,303)             (5,142)            (57,912)
   Interest income                                  1,356                  --               5,055                  --
   Litigation Settlements, net                         --                  --                  --             765,482
   Payments to Officer and Stockholder                 --                  --                  --             (70,143)
                                             ------------        ------------        ------------        ------------
                                                    1,356             (26,303)                (87)            637,427


                                             ------------        ------------        ------------        ------------
Loss before Income Taxes                         (262,451)           (893,683)           (961,137)           (161,438)

Provision for Income Taxes                             --                  --               1,800               1,600
                                             ------------        ------------        ------------        ------------


Net Loss                                     ($   262,451)       ($   893,683)       ($   962,937)       ($   163,038)
                                             ============        ============        ============        ============


Weighted average shares of
    Common Stock Outstanding:                  17,654,754          13,511,170          16,461,754          14,762,189
                                             ============        ============        ============        ============


Net Loss per share:                          ($      0.01)       ($      0.07)       ($      0.06)       ($      0.01)
                                             ============        ============        ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT

                     FOR THE SIX MONTHS ENDED JULY 31, 1997


                                    Preferred Stock                     Common Stock
                             ----------------------------      ----------------------------
                             Number of shares   Par value      Number of shares   Par value
                             ----------------   ---------      ----------------   ---------
Balance January 31, 1997           375          $ 375,000       14,623,725        $ 29,247

Issuance of convertible
   preferred stock in
   private placement               375            375,000               --              --

Conversion of preferred
   stock                          (290)          (290,000)       1,626,444           3,253

Issuance of common stock
   for consulting services          --                 --        1,000,000           2,000

Common stock retired,
   consulting services              --                 --         (150,000)           (300)

Issuance of common stock
   in litigation settlement         --                 --           20,000              40

Conversion of debt to
   common stock                     --                 --        1,047,242           2,095

Net loss for six months
   ended July 31, 1997              --                 --               --              --

Amortization of prepaid
   advertising and consulting
   fees                             --                 --               --              --

Balance July 31, 1997
                                  ====          =========      ===========        ========
(Unaudited)                        460          $ 460,000       18,167,411        $ 36,335
                                  ====          =========      ===========        ========


                                                      Total
                                   Additional       Accumulated      Equity       Stockholder's
                                  Paid In Capital     Deficit       Reductions      Investment
                                  ---------------   -----------    ----------     -------------
Balance January 31, 1997          $  9,341,004      ($7,857,673)   ($1,139,571    $ 748,007

Issuance of convertible
   preferred stock in
   private placement                   (56,250)              --             --      318,750

Conversion of preferred
   stock                               286,747               --             --

Issuance of common stock
   for consulting services             310,500               --       (312,500)          --

Common stock retired,
   consulting services                      --               --             --         (300)

Issuance of common stock
   in litigation settlement             25,584               --             --       25,624

Conversion of debt to
   common stock                        341,505               --             --      343,600

Net loss for six months
   ended July 31, 1997                      --      ($  962,937)            --     (962,937)

Amortization of prepaid
   advertising and consulting
   fees                                     --               --        283,571      283,571

Balance July 31, 1997
                                  ============      ===========    ===========    =========
(Unaudited)                       $ 10,249,090      ($8,820,610    ($1,168,500    $ 756,315
                                  ============      ===========    ===========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996


                                                                               1997           1996
                                                                           -----------     -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:                                  (Unaudited)     (Unaudited)
        Net Loss                                                            ($962,937)     ($ 163,038)

        Adjustments to reconcile Net Loss
        to net cash used in operating activities:
            Depreciation and amortization                                     314,150         194,419
            Stock issued for advertising and other services                        --          67,500
            Litigation settlements                                             25,624        (479,762)
                                                                            ---------      ----------
                                                                             (623,163)       (380,881)
                                                                            ---------      ----------


            (Increase) / decrease in current assets:
                 Accounts receivable, net                                    (216,986)       (130,781)
                 Inventory                                                    192,574          84,912
                 Other current assets                                           6,000          65,281
             Increase / (decrease) in current liabilities:
                 Accounts payable                                              68,292        (466,590)
                 Accrued expenses                                             128,063        (110,228)
                 Accrued advertising                                         (115,849)        (70,095)
                 Commissions payable                                            5,968          17,910
                 FTC payable                                                  (20,832)             --
                                                                            ---------      ----------
                                                                               47,230        (609,591)
                                                                            ---------      ----------

        Net cash used in operating activities                                (575,933)       (990,472)
                                                                            ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Deposits                                                              (18,940)       (131,296)
                                                                            ---------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:

        Retirement of common stock                                               (300)         (7,600)
        Proceeds from sale of common stock                                         --       2,094,891
        Proceeds from sale of preferred stock                                 318,750              --
        Note payable                                                               --        (286,517)
        Loans from stockholders                                               (13,400)       (134,449)
                                                                            ---------      ----------
        Net cash provided by financing activities                             305,050       1,666,325

NET INCREASE (DECREASE) IN CASH                                              (289,823)        544,557

CASH,  BEGINNING BALANCE                                                      409,117          48,279
                                                                            ---------      ----------

CASH,  ENDING BALANCE                                                       $ 119,294      $  592,836
                                                                            =========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                         SEQUESTER HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1997 AND JANUARY 31, 1997


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SeQuester Holdings, Incorporated ("the Company"), formerly KCD Holdings Incorporated, was incorporated in the state of Nevada on February 13, 1986. The Company's activities from inception until 1993 consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. The Company had only nominal net assets and no operational activities from the fiscal years 1986 through 1993 and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

The Company is a holding company which operates primarily through its wholly-owned subsidiary, SeQuester Incorporated ("SeQuester"), formerly KCD Incorporated, which was incorporated in November 1993. The Company is a distributor and marketer of technologically advanced health products. The Company currently markets dietary aid products under the names SeQuester(R), ChromaQuest(TM) and PhytoQuest(TM). These products are sold to national drug and food chain retailers, wholesalers and mass merchandisers throughout the United States using several of the nation's largest food brokerage firms.

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

The Company's activities through 1995 consisted primarily of the development and marketing of its dietary supplement product, SeQuester(R) 1. In December 1995, the Company introduced an appetite suppressant, SeQuester(R) 2 and a chromium based dietary supplement, ChromaQuest(TM) in addition to SeQuester(R) 1. Additionally, the Company introduced its fourth product, PhytoQuest(TM), in October 1996. It is composed of phytosterols, which in recent research shows potential to inhibit the gastrointestinal absorption of cholesterol. To date, the Company has developed access to major domestic retail, pharmacy and mass merchandiser chains in the United States.

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

                         SEQUESTER HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1997 AND JANUARY 31, 1997

The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10- KSB for the year ended January 31, 1997 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition -- The Company recognizes revenue from wholesalers, distributors and retailers at the time of shipment, net of sales returns and allowances. The Company maintains a reserve for returns which management considers adequate to cover estimated losses. In determining the reserve to be maintained, management evaluates many factors including items which may be resold and historical loss experience. The reserve for returns was $398,705 at July 31, 1997 and $207,215 at January 31, 1997 which has been recorded as accrued expenses.

Significant customers accounting for 57% of revenues for the six months ended July 31, 1997 include Walgreens 15%, Wal-Mart Stores 14%, Rite Aid Corp. 11%, Target Stores 9%, and Eckerd Drug 8%.

Significant customers accounting for 57% of revenues for the six months ended July 31, 1996 include American Drug Stores 19%, Wal-Mart Stores 18%, Revco D.S. Inc. 12% and Eckerd Drug 8%.

(b) Fair Value of Financial Instruments and Credit Risk -- The carrying value of cash, receivables and payables approximates their fair values due to the relatively short maturity of these instruments.

(c) Allowance for Doubtful Accounts -- In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts was $62,820 at July 31, 1997 and $47,820 at January 31, 1997 for trade receivables and was $5,650 at July 31, 1997 for other receivables.

(d) Advertising -- The Company expenses advertising costs as incurred.

                         SEQUESTER HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1997 AND JANUARY 31, 1997

(e) Inventory -- Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:

                                    July 31, 1997   January 31, 1997
                                    -------------   ----------------
Product Units                        $ 1,801,959      $ 2,030,635
Packaging and Product Displays           204,782          212,035
Shipping Supplies                          9,186           10,666
Consignment                                  157           16,589
                                     -----------      -----------
                                       2,016,084        2,269,925
Less: Allowance for Obsolescence         (60,268)        (121,535)
                                     -----------      -----------
                                     $ 1,955,816      $ 2,148,390
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

                         SEQUESTER HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1997 AND JANUARY 31, 1997

(SeQuester(R) 2 and ChromaQuest(TM)) and introduced a fourth product, PhytoQuest(TM) in October 1996.

         - The Company has a significant accumulated deficit and has incurred substantial losses from operations for the period from inception through July 31, 1997.

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


3.       REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred net losses from inception to July 31, 1997 of $8,820,610 including a loss of $962,937 for the six months ended July 31, 1997 and net losses of $1,852,365 and $4,317,833 during the fiscal years ended January 31, 1997 and 1996, respectively. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the six months ended July 31, 1997 and the fiscal year ended January 31, 1997, towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters (iii) reduction of salaries and general and administrative expenses and

                         SEQUESTER HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1997 AND JANUARY 31, 1997

(iv) rebuilding its marketing campaign. In addition, subsequent to January 31, 1997, the Company sold additional shares of preferred stock and exchanged debt for equity; however, there are no assurances that private capital will continue to be available.

4.       REVENUES

In the normal course of business during the six month periods ended July 31, 1997 and 1996, the Company granted its customers a variety of discounts. The discounts granted were as follows:

                                                        1997             1996
                                                     ----------       ----------
         Gross Revenues                              $1,078,683       $2,066,439
                                                     ----------       ----------

         Discounts:
                  Refunds and Returns                $  459,925       $  131,779
                  Introductory and Promotional           27,826          120,633
                  Co-op Advertising                      25,607          202,137
                  Other                                  13,309           39,529
                                                     ----------       ----------
                  Total Discounts                    $  526,667       $  494,078
                                                     ----------       ----------
                  Net Revenues                       $  552,016       $1,572,361
                                                     ==========       ==========


5.       PROPERTY AND EQUIPMENT

                                                 July 31, 1997         January 31, 1997
                                                 -------------         ----------------
         Product Tooling                           $ 43,900               $  43,900
         Machinery and Equipment                     79,280                  79,280
         Furniture and Fixtures                       6,231                   6,231
         Computer Equipment                          31,198                  31,198
         Leasehold Improvements                      54,291                  54,291
                                                   --------               ---------
                                                    214,900                 214,900
         Less:  Accumulated Depreciation           (144,092)               (113,644)
                                                   --------               ---------

                                                   $ 70,808               $ 101,256
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

                         SEQUESTER HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1997 AND JANUARY 31, 1997

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


7.       LOANS PAYABLE TO STOCKHOLDERS

In March 1997, the Company entered into an agreement with certain stockholders to convert the outstanding principal balance of their loans as of March 31, 1997, which was $343,600, to 1,047,242 restricted common shares of Company stock. The principal balance of such loans was converted at a price 25% below the closing bid price of the Company's common stock as of March 31, 1997 (approximately $0.328). These restricted shares were issued in May 1997 and contain certain registration rights.


8.       INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through January 31, 1997, the Company incurred net operating losses for tax purposes of approximately $6,596,000. Differences between financial statement and tax losses consist primarily of amortization, allowance for doubtful accounts, and termination of sub-chapter S status for a subsidiary in connection with a merger in October, 1994. The net operating loss carryforwards may be used to reduce taxable income through the year 2011. Net operating loss carryforwards for the State of California are approximately $2,735,000 and are generally available to reduce taxable income through the year 2001. Net operating loss carryforwards for the State of New Jersey are approximately $1,027,000 and are generally available to reduce taxable income through 2003. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. During the three taxable years ended January 31, 1997, the Company incurred a 50% or more change in ownership. Therefore, the availability of the Company's net operating loss carryforwards is limited. The provision for income taxes consists of the California and New Jersey state minimum taxes imposed on corporations.

The gross deferred tax asset balance as of January 31, 1997 was approximately $2,577,000. A 100% valuation reserve has been established against the deferred tax assets, as the utilization of the loss carryforwards can not reasonably be assured.


9.       CONTRACTS AND AGREEMENTS

                         SEQUESTER HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1997 AND JANUARY 31, 1997

(a) Advertising Agreement -- In May 1995, the Company entered into an agreement with Premiere Radio Networks ("Premiere") for bartered advertising in the amount of $1,000,000. As consideration for this advertising, the Company issued 200,000 shares of restricted common stock to Premiere. As of July 31, 1997, $96,254 of unused advertising is currently available in connection with this agreement.

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

The Company entered into an Employment Agreement with Bonnie Richards, effective July 1, 1995 whereby Ms. Richards was engaged as the Vice President of the Company. Ms. Richards receives an annual base salary equal to $100,000. Ms. Richards has accepted a temporary salary reduction to $60,000 per annum. Effective October 15, 1995, the Company entered into an Employment agreement with Wellington Ewen. Mr. Ewen was engaged as the Company's Chief Financial Officer at an annual salary of $90,000. Mr. Ewen has accepted a temporary salary reduction to $75,000 per annum.

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

(d) Stock Compensation Plan -- In March 1997, the Company established the 1997 Stock Plan ("Plan") and reserved 3,000,000 shares of Company common stock for issuance to key employees and consultants under the Plan with a grant limit per participant of 1,750,000 shares. Pursuant to the Plan, the Company granted an aggregate of 1,500,000 non-qualified stock options during the three months ended April 30, 1997. On July 31, 1997, the Company canceled previously issued options and granted an equal amount of options to the same key employees and consultants at fair market value on that date which was $0.12 per share.

The exercise price for all options granted was fair market value on the date of grant. All such options vest on the date of grant, contain registration rights, and terminate 10 years from date of grant. No options have been exercised through July 31, 1997.

                         SEQUESTER HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1997 AND JANUARY 31, 1997

(e) Other Agreements -- In January 1997 (amended in March 1997), the Company entered into an agreement with Mike Ditka to render services as a performer in television commercials endorsing Company products and to provide other marketing services for a one-year period. In consideration for his services, Mr. Ditka received (i) a cash payment of $75,000 in January 1997 and (ii) 1,000,000 shares of the Company's restricted common stock in March 1997.

(f) Leases -- The Company leases its office and warehouse facilities in Westlake Village, California under noncancelable operating leases, both of which expire in December 1997. The office facility lease agreement contains a provision for a single five year renewal option at the expiration of the lease. The Company also leases warehouse space on a month to month basis in Pine Brook, New Jersey. Rent expense incurred under all of these lease agreements is approximately $9,500 per month.


10.      STOCKHOLDERS' INVESTMENT

(a) Common Stock -- In June 1996, the Company entered into a stock purchase agreement pursuant to which the Company agreed to issue a maximum of 1,000,000 shares of common stock offered at a price per share equal to the lesser of (i) 50% below the closing bid price of the Company's common stock or (ii) $2.00 per share. During the period June 1996 through January 31, 1997, 695,027 shares were issued for net proceeds of $1,192,022. Upon completion of this agreement, the Company agreed to issue, to the placement agent, 300,000 warrants to purchase common stock at the offering price. These warrants will have a five year life and contain certain registration rights. In addition, upon completion of this agreement, the Company agreed to enter into certain investment relationship agreements for a one year period which provide for aggregate payments of $4,000 per month and the issuance of an aggregate of 200,000 warrants to purchase common stock at the offering price. These warrants will have a five year life and contain certain registration rights.

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

The Company is contingently liable to issue up to an aggregate of 540,000 shares of restricted common stock in connection with certain common stock purchase agreements. The Company has claims which partially offset these obligations.

                         SEQUESTER HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1997 AND JANUARY 31, 1997

(b) Warrants -- The public warrants outstanding were issued as part of a 250,000 unit offering in August 1987. Each unit was offered at $0.75 and consisted of one share of common stock, four "A" warrants, four "B" warrants, and four "C" warrants.

In May 1997, the Company extended the date within which the outstanding warrants of the Company could be exercised to June 30, 1998 and reduced the exercise price. Exercise of the extended warrants is subject to an effective registration statement with the Securities and Exchange Commission. The outstanding warrants of the Company at July 31, 1997 are as follows:

         Warrant Class             Amount Outstanding          Exercise Price
         -------------             ------------------          --------------
               A                         398,850                   $  0.25
               B                         488,600                      0.375
               C                         488,600                      0.50
                                       ---------
                                       1,376,050


No warrants were exercised during the six months ended July 31, 1997 or the twelve months ended January 31, 1997.

The Company has an additional 300,000 warrants outstanding to purchase common stock at $2.50 per share. These warrants have a five year life and contain certain registration rights.

(c) Preferred Stock -- In January 1997, the Company authorized issuance of a series of 5,000 shares of Convertible Preferred Stock and designated an initial issuance of 750 shares of Series A Convertible Preferred Stock with a par value of $1,000 per share. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Series A Shares shall be entitled, before any distribution or payment is made upon any shares of common stock or any preferred stock junior in rank to the Series A Shares, to be paid an amount per share equal to the liquidation value (the "Liquidation Value"). The per share Liquidation Value of the Series A Shares on any date is equal to the sum of the following: (i) $1,000, plus (ii) an amount equal to any accrued and unpaid dividends from the issuance date. In January 1997, the Company sold 375 shares and in February 1997 sold an additional 375 shares to two accredited investors receiving gross proceeds of $750,000. The Company paid placement and finder's fees aggregating 15% of the gross proceeds in connection with this financing.

The Series A Shares are convertible into the Company's common stock, in phases following the date of issuance (the "Closing Date"). The Series A Shares are entitled to a 6% cumulative dividend payable in common stock at the time of conversion and all of the Series A Shares are subject to a mandatory 12 month conversion feature. One-third of the Series A Shares are convertible into common stock at any time 45 days after the Closing Date; an additional one-third (two-thirds cumulatively) are convertible into common stock at any time 60 days after the Closing Date; and an additional one-third (the entire amount cumulatively) are convertible into common stock at any time 75 days after the Closing Date. The number of common shares issuable upon conversion of the

                         SEQUESTER HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1997 AND JANUARY 31, 1997

Series A Shares equals the par value of the Series A Shares plus accrued dividends through the date of conversion divided by the lesser of (i) 70% of the "Market Price" (the 5 day average closing bid for the common stock for the 5 business days immediately preceding the conversion date); or (ii) 100% of the 5 day average closing bid for the common stock for the 5 business days immediately preceding the Closing Date. Provided, that, for any conversions of the Series A Shares occurring after the 89th day following the Closing Date the conversion rate will be the lesser of (i) 65% of the Market Price; or (ii) 100% of the 5 day average closing bid for the common stock for the 5 business days immediately preceding the Closing Date.

During April 1997, an aggregate of 190 shares of outstanding preferred stock were converted into 914,438 shares of Company common stock. During May 1997, an aggregate of 100 shares of outstanding preferred stock were converted into 712,006 shares of Company common stock.

In August 1997, the Company entered into an agreement with the convertible preferred stockholders to (i) delay conversion of the remaining 460 outstanding series A preferred shares through November 30, 1997 and (ii) offer to sell to the Company the remaining 460 outstanding series A preferred shares at par value at any time through November 30, 1997. As consideration for this agreement, the Company agreed to issue an aggregate of 300,000 shares of restricted common stock to such preferred stockholders.


11.      LITIGATION

The Company is involved in several legal actions. In the opinion of the management, the Company has adequate legal defenses with respect to these actions, as noted below:

Federal Trade Commission

The advertising and promotion of the Company's products is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTCA"). Among other requirements, the FTC requires that all claims made in advertising be truthful and substantiated in accordance with standards that have been developed by the FTC. The Company's advertising claims for its SeQuester(R) 1 product were recently the subject of inquiry by the Seattle Regional Office of the FTC which alleged that previous claims for the SeQuester(R) 1 product were false and/or unsubstantiated in violation of the FTCA. On December 18, 1996, the Company's Board of Directors approved a proposed administrative consent order which, was given final approval by the FTC on June 16, 1997, and requires the Company to pay $150,000 to the FTC over a twelve-month period and maintain adequate substantiation for future advertising claims. The consent order also requires Clark M. Holcomb, a former officer and director of the Company and Bonnie L. Richards, a current officer and director of the Company, to maintain adequate substantiation for the future advertising claims and imposes joint and several liability for the $150,000 payment to the FTC between the Company and Ms. Richards. The Company has pledged and transferred to an escrow account $125,000 in cash and has issued a security agreement which covers $25,000 of inventory to secure the payment of the indebtedness to the FTC. The Company, Mr. Holcomb and Ms. Richards will be subject to substantial

                         SEQUESTER HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1997 AND JANUARY 31, 1997

monetary penalties in the event of non-compliance with the consent order. Such penalties, if imposed, could have a material adverse effect on the Company.

KCD Holdings, Incorporated vs. Peter D. Bistrian and Horowitz, Cutler & Beam

In December 1995, the Company entered into a Management Consulting Agreement ("Consulting Agreement") with Peter D. Bistrian Consulting, Inc. ("PBC") for management and marketing consulting services. As compensation for the foregoing consulting services, PBC received 225,000 shares of the Company's common stock (the "Consulting Shares"). The Company acted to register the offer and sale of the Consulting Shares on Form S-8 which was filed in January 1996. In January 1996, the Company terminated the Consulting Agreement as a result of PBC's use of the Company's confidential information for PBC's own benefit. The Company requested in such notice of termination that PBC immediately return the Consulting Shares for cancellation and that PBC immediately cease and desist from trading in the Company's securities. Notwithstanding the Company's notice, it appears that PBC subsequently acted to sell a substantial portion of the Consulting Shares in the open market which was in violation of a lock-up agreement prohibiting the sale of the Consulting Shares. In an attempt to resolve this matter in an expeditious manner, and to secure the Consulting Shares for cancellation, the Company entered into a conditional settlement agreement, contingent upon the return to the Company of all of the Consulting Shares, which required PBC to deliver the Consulting Shares to an escrow account maintained by the law firm of Horowitz, Cutler & Beam ("HC&B") for delivery to the Company. In February 1996, HC&B delivered 155,200 of the 225,000 Consulting Shares to the Company. In May of 1996, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against PBC; Peter D. Bistrian; HC&B; M. Richard Cutler; Gateway Financial Group, Inc. ("GFG"); and Lisa Paige for breach of written contract; legal malpractice; intentional misrepresentation; negligent misrepresentation; securities fraud; conversion; constructive fraud; breach of fiduciary duty; insider trading; breach of covenant of good faith and fair dealing; and violation of the racketeering influenced and corrupt organizations act. On May 12, 1997, defendant GFG filed a cross-complaint against the Company, the Company's former President and other parties for equitable indemnity; partial indemnity and declaratory relief. The Company reached a settlement with all of the named defendants in which the foregoing defendants would pay the Company the aggregate sum of $230,000 to settle this action and the GFG cross-complaint with respect to all named defendants and cross-defendants.

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

                         SEQUESTER HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1997 AND JANUARY 31, 1997

Geotermica, Ltd. vs. SeQuester Holdings Incorporated, et. al.

In September 1997, Geotermica, Ltd. filed an action against the Company and its current and former directors, as individuals, in the Superior Court of California for the County of Los Angeles. The Complaint alleges causes of action for breach of contract; interference with contract and contractual relations; and misrepresentation. The Complaint is based upon a purported interest Geotermica Ltd. held in a license agreement by and between the Company and Effective Health, Inc. and the Company's alleged failure to recognize Geotermica's purported interest therein. The Company has previously settled its action against Effective Health, Inc. and its parent company, Interactive Medical Technologies, Ltd., concerning the Company's obligations under the license agreement, which were deemed satisfied in full per the terms of the settlement. The Company believes that the allegations contained in the complaint are without merit and intends to respond to the Complaint accordingly and to vigorously defend this action.

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

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of July 31, 1997.

As there is no assurance that the Company will prevail in any of the foregoing lawsuits, the Company may incur substantial expense in connection with this litigation. Any unfavorable settlement or judgment against the Company, in which the Company is a defendant, could have a material adverse effect upon the financial condition and operational results of the Company.


12.      SUBSEQUENT EVENTS

(a) In August 1997, the Company entered into a financial advisory agreement with Nova Bancorp USA wherein the Company will seek to raise additional capital in the approximate amount of $5,000,000 through an anticipated institutional private placement. The financial advisory agreement terminates on December 30, 1997 and no assurance can be given that the Company will be successful in obtaining additional capital on satisfactory terms or at all.

(b) In August 1997, the Company restated its Consulting Agreement and Stock Plan with a consultant, dated February 1, 1996 to extend the term of such agreement for three a (3) year period

                         SEQUESTER HOLDINGS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1997 AND JANUARY 31, 1997

commencing August 1, 1997 and issued 1,000,000 shares of registered Company common stock to such consultant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         SeQuester Holdings, Incorporated ("the Company"), formerly KCD Holdings Incorporated, was incorporated in the state of Nevada on February 13, 1986. The Company's activities from inception until 1993 consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. The Company had only nominal net assets and no operational activities from the fiscal years 1986 through 1993 and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

         The Company is a holding company which operates primarily through its wholly-owned subsidiary, SeQuester Incorporated ("SeQuester"), formerly KCD Incorporated, which was incorporated in November 1993. The Company is a distributor and marketer of technologically advanced health products. The Company currently markets dietary aid products under the names SeQuester(R), ChromaQuest(TM) and PhytoQuest(TM). These products are sold to national drug and food chain retailers, wholesalers and mass merchandisers throughout the United States using several of the nation's largest food brokerage firms.

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

         The Company's activities through 1995 consisted primarily of the development and marketing of its dietary supplement product, SeQuester(R) 1. In December 1995, the Company introduced an appetite suppressant (SeQuester(R) 2) and a chromium based dietary supplement (ChromaQuest(TM)) in addition to SeQuester(R) 1. Additionally, the Company introduced its fourth product, PhytoQuest(TM), in October 1996. It is composed of phytosterols, which in recent research shows potential to inhibit the gastrointestinal absorption of cholesterol. The preceding products are collectively known as the SeQuester(R) brand products. To date, the Company has developed access to major domestic retail, pharmacy and mass merchandiser chains in the United States.

         The weight loss industry represents an estimated 1 billion dollars in revenues. Millions of Americans begin diets every year and buy diet supplements.

         The primary target for the Company's SeQuester(R) brand products appears to be relatively sophisticated females, 24 to 49 years old with a history of weight loss efforts. These women are interested in products that are natural, sensible and effective in aiding their struggle to lose unwanted fat. They understand that reduced caloric intake is part of any effective weight loss plan and they are inclined to use the product as directed.

         Market leaders in the weight reduction industry include Dexatrim(TM) and Accutrim(TM), along with several additional smaller product marketers.

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


For the three month period ended July 31, 1997 compared to the three month period ended July 31, 1996:

         Revenues are derived from sales of the dietary fat sequestrant product, an appetite suppressant, a chromium based dietary supplement and a phytosterol based dietary supplement all under the name SeQuester(R). Gross Revenues for the three months ended July 31, 1997 decreased to $506,542 from $825,697 for the three months ended July 31, 1996 or a 39% decrease.

         Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $291,341 for the three months ended July 31, 1997 and $456,102 for the three months ended July 31, 1996 or a 36% decrease. The decrease is attributed to a decrease in sales and an increase in returns. The decrease in sales is due to a lack of adequate financing to continue the Company's advertising campaign. The increase in the refunds and returns resulted primarily from (i) return of dated products which had remained unsold by retailers and which could not be resold, (ii) disposal by retailers of unsaleable products and
(iii) a reserve recorded for estimated sales returns.

                                                    Three Months Ended
                                           --------------------------------------
                                             July 31, 1997        July 31, 1996
                                           ----------------      ----------------
                                              $          %          $          %
                                           -------      ---      -------      ---
Gross Revenues                             506,542      100      825,697      100

Discounts:
         Refunds and Returns               199,033       39      117,897       14
         Introductory and Promotional        8,717        2       79,020       10
         Co-op Advertising                   2,018       --      152,838       19
         Other                               5,433        1       19,840        2
                                           -------      ---      -------      ---
         Total Discounts                   215,201       42      369,595       45
                                           -------      ---      -------      ---
         Net Revenues                      291,341       58      456,102       55
                                           =======      ===      =======      ===

         Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Goods Sold of the dietary products for the three month period ended July 31, 1997 was $127,353 or 44% of Net Revenues which provided a Gross Profit of $163,988 or 56% of Net Revenues. For the three month period ended July 31, 1996, the Cost of Goods Sold was $387,281 or 85% of Net Revenues, which provided a Gross Profit for the first three month period of the previous year of $68,821 or 15% of Net Revenues. The increase in Gross Profit percent resulted from a decrease in promotional discounts, co-op advertising allowances and other discounts offset by an increase in returns. In addition, during the three months ended July 31, 1997, the Company experienced increased sales of higher margin products and certain obsolete display units were repackaged and sold.


                                                    Three Months Ended
                                           --------------------------------------
                                             July 31, 1997        July 31, 1996
                                           ----------------      ----------------
                                              $          %          $          %
                                           -------      ---      -------      ---
         Net Revenues                      291,341      100      456,102      100
         Cost of Goods Sold                127,353       44      387,281       85
                                           -------      ---      -------      ---
         Gross Profit                      163,988       56       68,821       15
                                           =======      ===      =======      ===



         Advertising expenses consist of a multi-media advertising campaign which includes TV and radio, signage and other displays. Selling and Marketing expenses consist of sales commissions and salaries, coupon redemption, warehouse, freight, supplies and travel expenses. General and administrative expenses consist of salaries and benefits of officers and staff, accounting, legal and other professionals, rent and occupancy costs, bad debt expense, travel expenses and other administrative costs.

         There was no advertising expense for the three months ended July 31, 1997 compared with $220,988 for the same three months of 1996 due to lack of adequate financing to continue the Company's advertising campaign. The Company is currently evaluating its marketing programs and anticipates a new advertising campaign commencing in the second half of 1997 as funding becomes available.

         Selling and Marketing expenses decreased to $164,088 for the three months ended July 31, 1997 from $243,695 for the same three months of 1996. The Company experienced decreases in sales commissions and freight due to a reduction in sales and decreases in payroll and travel expenses for the 1997 period which were partially offset by increases in consulting expenses.

         General and Administrative expenses decreased to $263,707 for the three months ended July 31, 1997 from $471,518 for the same three months of 1996. The Company experienced decreases in legal fees, salaries, bad debt expense, travel and office expenses, which were partially offset by increases in shareholder expense and consulting fees.

         There was no interest expense for the three months ended July 31, 1997 compared to $26,303 for the same three months of 1996. Interest expense for the 1997 period reflects no principal balances on short term loans from stockholders which were converted to equity as of March 31, 1997.

         Interest income of $1,356 for the three months ended July 31, 1997 is the result of interest earned on a certificate of deposit of $100,000 which the Company had pledged as collateral and subsequently cashed and transferred to an escrow account in accordance with the terms of a consent order with the Federal Trade Commission.

         The net loss for the three month period ended July 31, 1997 of $262,451 was incurred principally as a result of a decrease in sales and an increase in returns. The net loss for the three month period ended July 31, 1996 of $893,683 was the result of reduced sales combined with a continuation of fixed co-op advertising costs and an increase in returns.

         Net loss per common share was $0.01 for the three months ended July 31, 1997 and $0.07 for the three months ended July 31, 1996 based on the weighted average shares of common stock outstanding.


For the six month period ended July 31, 1997 compared to the six month period ended July 31, 1996:

         Revenues are derived from sales of the dietary fat sequestrant product, an appetite suppressant, a chromium based dietary supplement product and a phytosterol-based dietary supplement all under the name SeQuester(R). Gross revenues for the first six months ended July 31, 1997 were $1,078,683 vs. $2,066,439 for the six months ended July 31, 1996 or a 48% decrease.

         Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $552,016 for the six months ended July 31, 1997 and $1,572,361 for the six months ended July 31, 1996 or a 65% decrease. The decrease is attributed to a decrease in sales and an increase in returns. The decrease in sales is due to a lack of adequate financing to continue the Company's advertising campaign. The increase in refunds and returns resulted primarily from (i) return of dated products which had remained unsold by retailers and which could not be resold, (ii) disposal by retailers of unsaleable products and
(iii) a reserve recorded for estimated sales returns.


                                                      Six Months Ended
                                         ------------------------------------------
                                         July 31, 1997         July 31, 1996
                                         -------------         -------------
                                                          %                      %
Gross Revenues                            $1,078,683     100     $2,066,439     100
                                          ----------     ---     ----------     ---

Discounts:
         Refunds and Returns              $  459,925      43     $  131,779       6

         Introductory and Promotional         27,826       3        120,633       6
         Co-op Advertising                    25,607       2        202,137      10
         Other                                13,309       1         39,529       2
         Total Discounts                  $  526,667      49     $  494,078      24
                                          ----------     ---     ----------     ---

         Net Revenues                     $  552,016      51     $1,572,361      76
                                          ==========     ===     ==========     ===


         Gross profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Goods Sold of the dietary product for the six month period ended July 31, 1997 was $223,782 or 41% of Net Revenues which provided a Gross Profit of $328,234 or 59% of Net Revenues. For the six month period ended July 31, 1996, the Cost of Goods Sold was $693,497 or 44% of Net Revenues, which provided a Gross Profit for the first six month period of the previous year of $878,864 or 56% of Net Revenues. The increase in Gross Profit percent resulted from a decrease in promotional discounts, co-op advertising allowances and other discounts offset by an increase in returns. In addition, during the six months ended July 31, 1997, the Company experienced increased sales of higher margin products and certain obsolete display units were repackaged and sold.


                                                    Six Months Ended
                                        -----------------------------------------
                                        July 31, 1997          July 31, 1996
                                        -------------          -------------
                                        $             %        $              %
         Net Revenues                   552,016       100       1,572,361     100
         Cost of Goods Sold             223,782        41         693,497      44
                                        -------       ---       ---------     ---
         Gross Profit                   328,234        59         878,864      56
                                        =======       ===       =========     ===

         Advertising expenses consist of a multi-media advertising campaign which includes TV and radio, signage and other displays. Selling and marketing expenses consist of sales commissions and salaries, coupon redemption, warehouse, freight, supplies and travel expenses. General and administrative expenses consist of salaries and benefits of officers and staff, accounting, legal and other professionals, rent and occupancy costs, bad debt expense, travel expenses and other administrative costs.

         Advertising expense increased to $317,828 for the six months ended July 31, 1997 from $257,507 for the first six months of 1996. Advertising expenses for the first six months ended July 31, 1997 included testing of TV spot commercials in selected markets and utilization of prepaid radio barter advertising. Lack of adequate financing curtailed continuance of the TV scheduling during this period. The Company is currently evaluating all of its marketing programs and anticipates significant advertising expenses during the second half of 1997 as funding becomes available.

         Selling and Marketing expenses decreased to $358,053 for the six months ended July 31, 1997 from $441,305 for the first six months of 1996. The Company experienced decreases in sales commissions and freight due to a reduction in sales and decreases in travel expenses for the 1997 period. The decreases were partially offset by increases in salaries and consulting fees. Selling and marketing expenses are expected to increase during the second half of 1997.

         General and Administrative expenses decreased to $613,403 for the six months ended July 31, 1997 from $978,917 for the same six months of 1996. The Company experienced decreases in legal fees, salaries, bad debt expense, travel and office expenses, which were partially offset by increases in shareholder expense and consulting fees.

         Interest expense decreased to $5,142 for the six months ended July 31, 1997 from $57,912 for the same six months of 1996. Interest expense for the 1997 period reflects reduced principal balances on short term loans from stockholders which were converted to equity as of March 31, 1997.

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

         Interest income of $5,055 for the six months ended July 31, 1997 is the result of interest earned on a certificate of deposit of $100,000 which the Company had pledged as collateral and subsequently cashed and transferred to an escrow account in accordance with the terms of a consent order with the Federal Trade Commission.

         The provision for income taxes is the minimum for the States of New Jersey and California Franchise taxes. No provision was made for Federal income tax since the Company has net operating loss carryforwards.

         The net loss for the six month period ended July 31, 1997 of $962,937 was incurred principally as a result of a decrease in sales, an increase in returns and a related decrease in gross profit. The net loss for the six month period ended July 31, 1996 of $163,038 was the result of a gain on settlement of certain advertising litigation which was offset by a loss from operations.

         Net loss per common share was $0.06 for the six months ended July 31, 1997 and $0.01 for the six months ended July 31, 1996 based on the weighted average shares of common stock outstanding.


Liquidity and Capital Resources

         Since inception, the Company has received capital for operations and development from private investors in the Company's securities, issuance of private party debt, loans from stockholders and financing from factors as well as revenues from operations. Through July 31, 1997, revenues from operations have been insufficient to satisfy operating expenses, product development and legal costs. The Company, therefore has been dependent on the private placement of securities and loans from private investors and stockholders.

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

         As shown in the accompanying financial statements, the Company has incurred net losses from inception to July 31, 1997 of $8,820,610 including a net loss of $962,937 for the six months ended July 31, 1997 and net losses of $1,852,365 and $4,317,833 during the fiscal years ended January 31, 1997 and 1996, respectively.

         Management devoted considerable effort during the six months ended July 31, 1997 and the fiscal year ended January 31, 1997 towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters (iii) reduction of salaries and general and administrative expenses and (iv) rebuilding its marketing campaign.

         Management has reduced its administrative expenses and anticipates growth of revenues from its SeQuester(R) products during the second half of 1997. The Company introduced an appetite suppressant and a chromium based dietary supplement in December, 1995 and a phytosterol based dietary supplement in October 1996.

         In January 1997, the Company authorized issuance of a series of 5,000 shares of Convertible Preferred Stock and designated an initial issuance of 750 shares of Series A Convertible Preferred Stock with a par value of $1,000 per share. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Series A Shares shall be entitled, before any distribution or payment is made upon any shares of common stock or any preferred stock junior in rank to the Series A Shares, to be paid an amount per share equal to the liquidation value (the "Liquidation Value"). The per share Liquidation Value of the Series A Shares on any date is equal to the sum of the following: (i) $1,000, plus (ii) an amount equal to any accrued and unpaid dividends from the issuance date. In January 1997, the Company sold 375 shares and in February 1997 sold an additional 375 shares to two accredited investors receiving gross proceeds of $750,000. The Company paid placement and finder's fees aggregating 15% of the gross proceeds in connection with this financing.

         The Series A Shares are convertible into the Company's common stock, in phases following the date of issuance (the "Closing Date"). The Series A Shares are entitled to a 6% cumulative dividend payable in common stock at the time of conversion and all of the Series A Shares are subject to a mandatory 12 month conversion feature. One-third of the Series A Shares are convertible into common stock at any time 45 days after the Closing Date; an additional one-third (two-thirds cumulatively) are convertible into common stock at any time 60 days after the Closing Date; and an additional one-third (the entire amount cumulatively) are convertible into common stock at any time 75 days after the Closing Date. The number of common shares issuable upon conversion of the Series A Shares equals the par value of the Series A Shares plus accrued dividends through the date of conversion divided by the lesser of (i) 70% of the "Market Price" (the 5 day average closing bid for the common stock for the 5 business days immediately preceding the conversion date); or (ii) 100% of the 5 day average closing bid for the common stock for the 5 business days immediately preceding the Closing Date. Provided, that, for any conversions of the Series A Shares occurring after the 89th day following the Closing Date the conversion rate will be the lesser of (i) 65% of the Market Price; or (ii) 100% of the 5 day average closing bid for the common stock for the 5 business days immediately preceding the Closing Date.

         During April 1997, an aggregate of 190 shares of outstanding preferred stock were converted into 914,438 shares of Company common stock. During May 1997, an aggregate of 100 shares of outstanding preferred stock were converted into 712,006 shares of Company common stock.

         In August 1997, the Company entered into an agreement with the convertible preferred stockholders to (i) delay conversion of the remaining 460 outstanding series A preferred shares through November 30, 1997 and (ii) offer to sell to the Company the remaining 460 outstanding series A preferred shares at par value at any time through November 30, 1997. As consideration for this agreement, the Company agreed to issue an aggregate of 300,000 shares of restricted common stock to such preferred stockholders.

         As of March 31, 1997, the Company owed stockholders $343,600 of principal balance on notes. In March 1997, the Company entered into an agreement with these stockholders to convert the outstanding principal balance of such loans as of March 31, 1997 to 1,047,242 restricted common shares of Company stock. The principal balance of such loans were converted at a price 25% below the closing bid price of the Company's common stock as of March 31, 1997 (approximately $0.328). These restricted shares were issued in May 1997 and contain certain registration rights.

         As of July 31, 1997, the Company's working capital position increased to $659,735 from $639,789 at January 31, 1997. Increases in current assets include increases in accounts receivable of $216,986 offset by decreases in cash of $289,823, inventory of $192,574 and other assets of $6,000. Changes in current liabilities include increases in accounts payable of $68,292, accrued expenses of $128,063 and commissions payable of $5,968, and decreases in FTC payable of $20,832 and accrued advertising of $115,849. Notes payable and loans from stockholders decreased $356,999. Current assets decreased a net of $271,411 and current liabilities decreased a net of $291,357 for the six months ended July 31, 1997. The net loss for the six months ended July 31, 1997 of $962,937 was reduced by non-cash charges for depreciation and amortization of $314,150 and issuance of stock of $25,624 in connection with settlement of litigation to reconcile to net cash used in operating activities.

         In August 1997, the Company entered into a financial advisory agreement with Nova Bancorp USA wherein the Company will seek to raise additional capital in the approximate amount of $5,000,000 through an anticipated institutional private placement. The financial advisory agreement terminates on December 30, 1997 and no assurance can be given that the Company will be successful in obtaining additional capital on satisfactory terms or at all.

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

                           PART II. OTHER INFORMATION


Item 1. - Legal Proceedings:

The Company is involved in several legal actions. For a description of this litigation and certain other pending legal matters involving the Company, refer to the Company's Form 10-QSB - Part I for the six months ended July 31, 1997 which are incorporated herein by reference.

Item 2. - Changes in Securities:

In March 1997, the Company entered into an agreement with certain stockholders to convert the outstanding principal balance of their loans as of March 31, 1997, which was $343,600, to 1,047,242 restricted common shares of Company stock. The principal balance of such loans were converted at a price 25% below the closing bid price of the Company's common stock as of March 31, 1997 (approximately $0.328). These restricted shares were issued in May 1997 and contain certain registration rights. The stockholders to whom the shares were issued are "accredited investors" as defined in Regulation D promulgated under the 1933 Act. The Company relied upon the exemptions from registration contained in Sections 4(2) and 4(6) of the 1933 Act, on the basis that the offer and sale of the shares did not involve any public offering. All of the foregoing shares were issued with the appropriate restrictive legend.

Item 6. - Exhibits and Reports on Form 8-K:

         (b) On May 20, 1997, the Company filed a report on Form 8-K, which reported under Items 6 and 7 of such form.

                  On June 30, 1997, the Company filed a report on Form 8-K, which reported under Item 5 of such form.

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


                                            SEQUESTER HOLDINGS,
INCORPORATED                                (Registrant)

Dated September 8, 1997                          By: /s/ Wellington A. Ewen
                                                     ---------------------------
                                                     Wellington A. Ewen
                                                     President

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                         Title                                     Date
         ---------                         -----                                     ----
/s/ Wellington A. Ewen            President, Principal Accounting Officer,     September 8, 1997
---------------------------       and Director
Wellington A. Ewen


/s/ Bonnie L. Richards            Vice President, Secretary, and Director      September 8, 1997
---------------------------
Bonnie L. Richards