Form 10QSB
period 1997-10-31
SEQUESTER HOLDINGS INC/NV
filed 1997-12-15
CIK 796628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 1997

                                       OR

             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the transition period from________________to_______________

                       Commission file number: 33-06827-LA

                        SEQUESTER HOLDINGS, INCORPORATED
        (Exact name of small business issuer as specified in its charter)


                          Nevada                              95-4532103
       ---------------------------------------          ------------------------
           (State or other jurisdiction of                 (I.R.S. employer
        incorporation or organization number)            identification number)

2835 Townsgate Road, Suite 110, Westlake Village, CA              91361
--------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code:  (805) 494-6687
                                                           ----------------

                                 not applicable
--------------------------------------------------------------------------------
  (former, name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---
State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

                                              Outstanding at
        Class of Common Stock               December 10, 1997
        ---------------------               -----------------
           $.002 par value                      20,623,226

Transitional Small Business Disclosure Format    Yes      No  X
                                                    -----   -----
            Number of sequentially numbered pages in the document: 30

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        SEQUESTER HOLDINGS, INCORPORATED

                                      Index


PART 1 - FINANCIAL INFORMATION                                                        Page
                                                                                      ----
        Item 1. Consolidated Financial Statements

               Consolidated Balance Sheets at                                          F-3
               October 31, 1997 (unaudited) and January 31, 1997

               Consolidated Statements of Operations for the three                     F-4
               months and the nine months ended October 31, 1997 (unaudited)
               and 1996 (unaudited)

               Consolidated Statement of Stockholders' Investment                      F-5
               for the nine months ended October 31, 1997 (unaudited)

               Consolidated Statement of Cash Flows                                    F-6
               for the nine months ended October 31, 1997 (unaudited)
               and 1996 (unaudited)

               Notes to Consolidated Financial Statements                              F-7


        Item 2.  Management's Discussion and Analysis of Operations                    19


PART II. - OTHER INFORMATION

        Item 1.  Legal Proceedings                                                     29

        Item 2.  Changes in Securities                                                 29

        Item 6.  Exhibits and Reports on Form 8-K                                      29


Signatures                                                                             30

PART I. FINANCIAL INFORMATION

    ITEM  1. FINANCIAL STATEMENTS


                        SEQUESTER HOLDINGS, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                          OCTOBER 31,        JANUARY 31,
                                                                                              1997              1997
                                                                                         ------------       ------------
                                                                                          (Unaudited)
CURRENT ASSETS:
     Cash (including restricted cash of $47,920 as of October 31, 1997)                  $     80,814       $    409,117
     Accounts receivable, net                                                                 267,246            195,337
     Accounts receivable - other, net                                                               -              5,650
     Due from officers and employees                                                                -              6,117
     Inventory                                                                              1,573,289          2,148,390
     Other                                                                                      1,173              7,173
                                                                                         ------------       ------------
          Total current assets                                                              1,922,522          2,771,784
                                                                                         ------------       ------------

PROPERTY AND EQUIPMENT, net                                                                    59,683            101,256
                                                                                         ------------       ------------

OTHER ASSETS:
     Deposits                                                                                   5,328              4,888
     Intangibles, net                                                                           1,879              2,074
                                                                                         ------------       ------------
        Total other assets                                                                      7,207              6,962
                                                                                         ------------       ------------
           Total assets                                                                  $  1,989,412       $  2,880,002
                                                                                         ============       ============


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Accounts payable                                                                       1,024,708       $  1,086,183
     Accrued expenses                                                                         293,492            300,420
     Accrued advertising                                                                      100,000            225,849
     Commissions payable                                                                       46,165             37,544
     FTC payable                                                                               72,920            125,000
     Loans from stockholders                                                                   15,500            356,999
                                                                                         ------------       ------------
           Total current liabilities                                                        1,552,785          2,131,995
                                                                                         ------------       ------------

    Commitments and contingencies (see Notes)

STOCKHOLDERS' INVESTMENT
     Convertible Preferred stock, par value $1,000 per share; 5000 shares                     460,000            375,000
        authorized; issued and outstanding 460 series A as of October 31, 1997 and 375 series A as of January 31, 1997
     Common stock, par value  $.002 per share; 25,000,000 shares                               39,295             29,247
         authorized; issued and outstanding 19,647,411 shares as of October 31,1997 and 14,623,725 shares as of January 31, 1997
     Additional paid in capital                                                            10,424,005          9,341,004
     Accumulated deficit                                                                   (9,825,200)        (7,857,673)
     Prepaid advertising and consulting fees                                                 (661,473)        (1,139,571)
                                                                                         ------------       ------------
           Total stockholders' investment                                                     436,627            748,007
                                                                                         ------------       ------------
               Total liabilities and stockholders' investment                            $  1,989,412       $  2,880,002
                                                                                         ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996


                                                NINE MONTHS ENDED                 NINE MONTHS ENDED
                                          -----------------------------     -----------------------------
                                           OCTOBER 31,      OCTOBER 31,      OCTOBER 31,      OCTOBER 31,
                                              1997             1996             1997             1996
                                          ------------     ------------     ------------     ------------
                                           (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net Revenues                              $    156,725     $    953,511     $    708,741     $  2,525,872
Cost of Goods Sold                             421,703          362,094          645,485        1,055,591
                                          ------------     ------------     ------------     ------------

Gross Profit                                  (264,978)         591,417           63,256        1,470,281
                                          ------------     ------------     ------------     ------------

Operating Expenses:
   Advertising                                       -          605,952          317,828          863,459
   Selling and  marketing                      174,541          284,855          532,594          726,160
   General and administrative                  323,921          395,198          937,324        1,374,115
                                          ------------     ------------     ------------     ------------
                                               498,462        1,286,005        1,787,746        2,963,734
                                          ------------     ------------     ------------     ------------

Loss from Operations                          (763,440)        (694,588)      (1,724,490)      (1,493,453)
                                          ------------     ------------     ------------     ------------

Non - Operating Income (Expense)
   Interest expense                                  -          (12,089)          (5,142)         (70,001)
   Interest income                                   -                -            5,055                -
   Litigation Settlements, net                (241,150)         151,245         (241,150)         916,727
   Payments to Officer and Stockholder               -                -                -          (70,143)
                                          ------------     ------------     ------------     ------------
                                              (241,150)         139,156         (241,237)         776,583

                                          ------------     ------------     ------------     ------------
Loss before Income Taxes                    (1,004,590)        (555,432)      (1,965,727)        (716,870)

Provision for Income Taxes                           -                -            1,800            1,600
                                          ------------     ------------     ------------     ------------

Net Loss                                  $ (1,004,590)    $   (555,432)    $ (1,967,527)    $   (718,470)
                                          ============     ============     ============     ============

Weighted average shares of
    Common Stock Outstanding:               19,275,020       14,210,878       17,279,722       14,577,077
                                          ============     ============     ============     ============

Net Loss per share:                       $      (0.05)    $      (0.04)    $      (0.11)    $      (0.05)
                                          ============     ============     ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT

                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1997



                                             Preferred Stock             Common Stock  Additional
                                         -----------------------       ---------------------------
                                         Number of                     Number of
                                          shares      Par value         shares          Par value
                                         ---------  ------------       ----------     ------------
Balance January 31, 1997                    375     $    375,000       14,623,725     $     29,247

Issuance of convertible
   preferred stock in
   private placement                        375          375,000                -                -

Conversion of preferred
   stock                                   (290)        (290,000)       1,626,444            3,253

Issuance of common stock
   for consulting services                    -                -        2,000,000            4,000

Common stock retired,
   consulting services                        -                -         (150,000)            (300)

Issuance of common stock                      0
   in litigation settlement                   -                -           20,000               40

Conversion of debt to
   common stock                               -                -        1,047,242            2,095

Issuance of common stock
   for preferred stock option                 -                -          300,000              600

Issuance of common stock
   under subscription agreement
   dated October 26, 1994                     -                -          180,000              360

Amortization of prepaid
   advertising and consulting
   fees                                       -                -                -                -

Reduction of prepaid consulting
   fees - litigation settlement               -                -                -                -

Net loss for nine months
   ended October 31, 1997                     -                -                -                -

Balance October 31, 1997
                                            ---     ------------       ----------     ------------
(Unaudited)                                 460     $    460,000       19,647,411     $     39,295
                                            ===     ============     ============     ============


                                                        Total
                                    Additional      Accumulated         Equity        Stockholder's
                                 Paid In Capital       Deficit        Reductions        Investment
                                 ---------------    ------------     ------------     ------------
Balance January 31, 1997           $  9,341,004     $(7,857,673)    $(1,139,571)      $    748,007

Issuance of convertible
   preferred stock in
   private placement                    (56,250)               -                -          318,750

Conversion of preferred
   stock                                286,747                -                -                -

Issuance of common stock
   for consulting services              426,000                -         (430,000)               -

Common stock retired,
   consulting services                        -                -                -             (300)

Issuance of common stock
   in litigation settlement              25,584                -                -           25,624

Conversion of debt to
   common stock                         341,505                -                -          343,600

Issuance of common stock
   for preferred stock option            37,275                -                -           37,875

Issuance of common stock
   under subscription agreement
   dated October 26, 1994                22,140                -                -           22,500

Amortization of prepaid
   advertising and consulting
   fees                                       -                -          436,948          436,948

Reduction of prepaid consulting
   fees - litigation settlement               -                -          471,150          471,150

Net loss for nine months
   ended October 31, 1997                     -       (1,967,527)               -       (1,967,527)

Balance October 31, 1997
                                   ============     ============     ============     ============
(Unaudited)                        $ 10,424,005     ($ 9,825,200)    ($   661,473)    $    436,627
                                   ============     ============     ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996


                                                                                1997             1996
                                                                            -----------       -----------
                                                                            (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net Loss                                                             ($1,967,527)      ($  718,470)

       Adjustments to reconcile Net Loss to net cash used in operating activities:
           Depreciation and amortization                                        478,716           486,228
           Reduction of prepaid consulting fees                                 471,150                 -
           Stock issued for advertising and other expenses                       60,375            85,595
           Litigation settlements                                                25,624          (479,762)
                                                                            -----------       -----------
                                                                               (931,662)         (626,409)
                                                                            -----------       -----------

           (Increase) / decrease in current assets:
                Accounts receivable, net                                        (60,142)          213,218
                Inventory                                                       575,101        (1,389,748)
                Other current assets                                              6,000            (1,953)
            Increase / (decrease) in current liabilities:
                Accounts payable                                                (61,475)          320,237
                Accrued expenses                                                 (6,928)          (50,035)
                Accrued advertising                                            (125,849)          (23,417)
                Commissions payable                                               8,621              (285)
                FTC payable                                                     (52,080)         (150,515)
                                                                            -----------       -----------
                                                                                283,248        (1,082,498)
                                                                            -----------       -----------

       Net cash used in operating activities                                   (648,414)       (1,708,907)
                                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Deposits                                                                    (440)          (10,400)
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Retirement of common stock                                                  (300)           (7,600)
       Proceeds from sale of common stock                                             -         2,872,322
       Proceeds from sale of preferred stock                                    318,750                 -
       Note payable                                                                   -          (371,018)
       Loans from stockholders, net                                               2,101          (273,951)
                                                                            -----------       -----------
       Net cash provided by financing activities                                320,551         2,219,753

NET INCREASE (DECREASE) IN CASH                                                (328,303)          500,446

CASH,  BEGINNING BALANCE                                                        409,117            48,279
                                                                            -----------       -----------

CASH,  ENDING BALANCE                                                       $    80,814       $   548,725
                                                                            ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1997 AND JANUARY 31, 1997


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

The Company's activities through 1995 consisted primarily of the development and marketing of its dietary supplement product, SeQuester(R) 1. In December 1995, the Company introduced an appetite suppressant, SeQuester(R) 2 and a chromium based dietary supplement, ChromaQuest(TM) in addition to SeQuester(R) 1. Additionally, the Company introduced its fourth product, PhytoQuest(TM), in October 1996. It is composed of phytosterols, which in recent research shows potential to inhibit the gastrointestinal absorption of cholesterol. The preceding products are collectively known as the SeQuester(R) brand products. To date, the Company has developed access to major domestic retail, pharmacy, food and mass merchandiser chains in the United States.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1997 AND JANUARY 31, 1997


The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1997 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition -- The Company recognizes revenue from wholesalers, distributors and retailers at the time of shipment, net of sales returns and allowances. The Company maintains a reserve for returns which management considers adequate to cover estimated losses. In determining the reserve to be maintained, management evaluates many factors including items which may be resold and historical loss experience. The reserve for returns was $275,000 at October 31, 1997 and $207,215 at January 31, 1997 which has been recorded as accrued expenses.

Significant customers accounting for 57% of gross revenues for the nine months ended October 31, 1997 include Wal-Mart Stores 17.3%, Walgreens 12.7%, Rite Aid Corp. 10.3%, Eckerd Drug 8.6%, and Target Stores 8.1%.

Significant customers accounting for 56.7% of gross revenues for the nine months ended October 31, 1996 include Wal-Mart Stores 29.1%, Kmart 16% and American Drug Stores 11.6%.

(b) Fair Value of Financial Instruments and Credit Risk -- The carrying value of cash, receivables and payables approximates their fair values due to the relatively short maturity of these instruments.

(c) Allowance for Doubtful Accounts -- In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts was $67,494 at October 31, 1997 and $47,820 at January 31, 1997 for trade receivables and was $5,650 at October 31, 1997 for other receivables.

(d) Advertising -- The Company expenses advertising costs as incurred.

(e) Inventory -- Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1997 AND JANUARY 31, 1997


                                              October 31,       January 31,
                                                 1997               1997
                                              -----------       -----------

        Product Units                         $ 1,718,552       $ 2,030,635
        Packaging and Product Displays           195,6312           212,035
        Shipping Supplies                           9,106            10,666
        Consignment                                     -            16,589
                                              -----------       -----------
                                                1,923,289         2,269,925
        Less: Allowance for Obsolescence         (350,000)         (121,535)
                                              -----------       -----------
                                              $ 1,573,289       $ 2,148,390
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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1997 AND JANUARY 31, 1997


        - The Company has a significant accumulated deficit and has incurred substantial losses from operations for the period from inception through October 31, 1997.

        - The marketing of the Company's products is subject to the rules and regulations of the Federal Trade Commission.

        - The Company provides its product on unsecured credit to most of its customers, the majority of which are national retail outlets.

(j) Compensation Plan -- The Company accounts for stock-based employee compensation as prescribed by APB Opinion 25, and has adopted the disclosure provisions of FAS 123. FAS 123 requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting for stock-based awards had been applied. The adoption of FAS 123 disclosure provisions has no effect on either the Company's balance sheet or its results of operations.


3.      REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred net losses from inception to October 31, 1997 of $9,825,200 including a loss of $1,967,527 for the nine months ended October 31, 1997 and net losses of $1,852,365 and $4,317,833 during the fiscal years ended January 31, 1997 and 1996, respectively. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the nine months ended October 31, 1997 and the fiscal year ended January 31, 1997, towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters (iii) reduction of salaries and general and administrative expenses (iv) reduction of inventories (v) management of accounts payable and (vi) evaluation of its distribution and marketing methods. In addition, subsequent to January 31, 1997, the Company sold additional shares of preferred stock and exchanged debt for equity; however, there are no assurances that private capital will continue to be available.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1997 AND JANUARY 31, 1997


4.     REVENUES

In the normal course of business during the nine month periods ended October 31, 1997 and 1996, the Company granted its customers a variety of discounts. The discounts granted were as follows:

                                                    1997            1996
                                                 ----------      ----------
        Gross Revenues                           $1,423,358      $3,477,124

        Discounts:
               Refunds and Returns               $  627,092      $  441,509
               Introductory and Promotional          34,697         172,675
               Co-op Advertising                     35,607         268,305
               Other                                 17,221          68,763
                                                 ----------      ----------
               Total Discounts                   $  714,617      $  951,252
                                                 ----------      ----------
               Net Revenues                      $  708,741      $2,525,872
                                                 ==========      ==========


5.      ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of credit balances of approximately $187,000 as of October 31, 1997. Credit balances consist of pending customer claims for co-op advertising, refunds and returns and other discounts.

6.      PROPERTY AND EQUIPMENT


                                            October 31,     January 31,
                                               1997            1997
                                             ---------       ---------
        Product Tooling                      $  43,900       $  43,900
        Machinery and Equipment                 79,280          79,280
        Furniture and Fixtures                   6,231           6,231

        Computer Equipment                      31,198          31,198
        Leasehold Improvements                  54,291          54,291
                                             ---------       ---------
                                               214,900         214,900
        Less:  Accumulated Depreciation       (155,217)       (113,644)
                                             ---------       ---------
                                             $  59,683       $ 101,256
                                             =========       =========

7.      LOAN RECEIVABLE FROM OFFICER AND STOCKHOLDER

On February 1, 1995 the Company agreed to loan Clark Holcomb, the President of the Company at that time, up to the principal amount of $2,000,000, from the Company's cash flow from operations, with

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1997 AND JANUARY 31, 1997


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


8.      LOANS PAYABLE TO STOCKHOLDERS

In March 1997, the Company entered into an agreement with certain stockholders to convert the outstanding principal balance of their loans as of March 31, 1997, which was $343,600, to 1,047,242 restricted common shares of Company stock. The principal balance of such loans was converted at a price 25% below the closing bid price of the Company's common stock as of March 31, 1997 (approximately $0.328). These restricted shares were issued in May 1997 and contain certain registration rights. In December 1997, the Company reached an agreement with these stockholders to waive their registration rights and release a lien on accounts receivable in exchange for an additional 523,621 shares of restricted common shares of Company stock.


9.      INCOME TAXES

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


10.     CONTRACTS AND AGREEMENTS

(a) Advertising Agreement -- In May 1995, the Company entered into an agreement with Premiere Radio Networks ("Premiere") for bartered advertising in the amount of $1,000,000. As consideration for this advertising, the Company issued 200,000 shares of restricted common stock to Premiere. As of October 31, 1997, $96,254 of unused advertising is currently available in connection with this agreement.

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

 (c) Stock Compensation Plan -- In March 1997, the Company established the 1997 Stock Plan ("Plan") and reserved 3,000,000 shares of Company common stock for issuance to key employees and consultants under the Plan with a grant limit per participant of 1,750,000 shares. Pursuant to the Plan, the Company granted an aggregate of 1,500,000 non-qualified stock options during the three months ended April 30, 1997. On July 31, 1997, the Company canceled previously issued options and granted an equal amount of options to the same key employees and consultants at fair market value on that date which was $0.12 per share.

The exercise price for all options granted was fair market value on the date of grant. All such options vest on the date of grant, contain registration rights, and terminate ten years from date of grant. No options have been exercised through October 31, 1997. During October 1997, 500,000 previously issued options terminated.

(d) Other Agreements -- In January 1997 (amended in March 1997), the Company entered into an agreement with Mike Ditka to render services as a performer in television commercials endorsing Company products and to provide other marketing services for a one-year period. In consideration for his services, Mr. Ditka received (i) a cash payment of $75,000 in January 1997 and (ii) 1,000,000 shares of the Company's restricted common stock in March 1997.

(e) Consulting Agreement -- In August 1997, the Company restated its Consulting Agreement and Stock Plan with a consultant, dated February 1, 1996 to extend the term of such agreement for a three-year period commencing August 1, 1997 and issued 1,000,000 shares of registered Company common stock to such consultant.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1997 AND JANUARY 31, 1997


(f) Leases -- The Company leases its office and warehouse facilities in Westlake Village, California under noncancelable operating leases, both of which expire in December 1997. The Company also leases warehouse space on a month to month basis in Pine Brook, New Jersey. Rent expense incurred under all of these lease agreements is approximately $9,500 per month.


11.     STOCKHOLDERS' INVESTMENT

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

In October 1997, the Company issued an additional 180,000 shares of common stock pursuant to a Subscription Agreement dated October 26, 1994.

The Company is contingently liable to issue up to an additional 360,000 shares of restricted common stock in connection with a settlement agreement. The Company has claims which partially offset this obligation.

(b) Warrants -- The public warrants outstanding were issued as part of a 250,000 unit offering in August 1987. Each unit was offered at $0.75 and consisted of one share of common stock, four "A" warrants, four "B" warrants, and four "C" warrants.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1997 AND JANUARY 31, 1997


In May 1997, the Company extended the date within which the outstanding warrants of the Company could be exercised to June 30, 1998 and reduced the exercise price. Exercise of the extended warrants is subject to an effective registration statement with the Securities and Exchange Commission. The outstanding warrants of the Company at October 31, 1997 are as follows:

        Warrant Class               Amount Outstanding           Exercise Price
        -------------               ------------------           --------------
             A                             398,850                   $  0.25
             B                             488,600                      0.38
             C                             488,600                      0.50
                                         ---------
                                         1,376,050
                                         =========


No warrants were exercised during the nine months ended October 31, 1997 or the twelve months ended January 31, 1997.

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

The Series A Shares are convertible into the Company's common stock, in phases following the date of issuance (the "Closing Date"). The Series A Shares are entitled to a 6% cumulative dividend payable in common stock at the time of conversion and all of the Series A Shares are subject to a mandatory twelve month conversion feature. One-third of the Series A Shares are convertible into common stock at any time forty-five days after the Closing Date; an additional one-third (two-thirds cumulatively) are convertible into common stock at any time sixty days after the Closing Date; and an additional one-third (the entire amount cumulatively) are convertible into common stock at any time seventy-five days after the Closing Date. The number of common shares issuable upon conversion of the Series A Shares equals the par value of the Series A Shares plus accrued dividends through the date of conversion divided by the lesser of
(i) 70% of the "Market Price" (the five day average closing bid for the common stock for the five business days immediately preceding the conversion date); or

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1997 AND JANUARY 31, 1997


(ii) 100% of the five day average closing bid for the common stock for the five business days immediately preceding the Closing Date. Provided, that, for any conversions of the Series A Shares occurring after the eighty-nineth day following the Closing Date the conversion rate will be the lesser of (i) 65% of the Market Price; or (ii) 100% of the five day average closing bid for the common stock for the five business days immediately preceding the Closing Date.

During April 1997, an aggregate of 190 shares of outstanding preferred stock were converted into 914,438 shares of Company common stock. During May 1997, an aggregate of 100 shares of outstanding preferred stock were converted into 712,006 shares of Company common stock. During December 1997, an aggregate of thirty shares of outstanding preferred stock were converted into 452,194 shares of Company common stock.

In August 1997, the Company entered into an agreement with the convertible preferred stockholders to (i) delay conversion of the remaining 460 outstanding series A preferred shares through November 30, 1997 and (ii) offer to sell to the Company the remaining 460 outstanding series A preferred shares at par value at any time through November 30, 1997. As consideration for this agreement, the Company issued an aggregate of 300,000 shares of restricted common stock to such preferred stockholders.

(d) Financial Advisory Agreement -- In August 1997, the Company entered into a financial advisory agreement with Nova Bancorp USA wherein the Company sought to raise additional capital in the approximate amount of $5,000,000 through an anticipated institutional private placement. The financial advisory agreement was terminated in October 1997 and no assurance can be given that the Company will be successful in obtaining additional capital on satisfactory terms or at all.


12.     FEDERAL TRADE COMMISSION

The advertising and promotion of the Company's products is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTCA"). Among other requirements, the FTC requires that all claims made in advertising be truthful and substantiated in accordance with standards that have been developed by the FTC. The Company's advertising claims for its SeQuester(R) 1 product were recently the subject of inquiry by the Seattle Regional Office of the FTC which alleged that previous claims for the SeQuester(R) 1 product were false and/or unsubstantiated in violation of the FTCA. On December 18, 1996, the Company's Board of Directors approved a proposed administrative consent order which, was given final approval by the FTC on June 16, 1997, and requires the Company to pay $150,000 to the FTC over a twelve-month period and maintain adequate substantiation for future advertising claims. The consent order also requires Clark M. Holcomb, a former officer and director of the Company and Bonnie L. Richards, a former officer and director of the Company, to maintain adequate substantiation for the future advertising claims and imposes joint and several liability for the $150,000 payment to the FTC between the Company and Ms. Richards. The Company has pledged and transferred to an escrow account $125,000 in cash and has issued a security agreement which covers $25,000 of inventory to secure the payment of the indebtedness to the FTC. The balance due to the FTC was $72,920 at October 31, 1997. The Company, Mr. Holcomb and Ms. Richards will be subject to substantial

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1997 AND JANUARY 31, 1997


monetary penalties in the event of non-compliance with the consent order. Such penalties, if imposed, could have a material adverse effect on the Company.


13.     LITIGATION

In April 1996, the Company settled certain advertising litigation resulting in a gain of $845,482 and settled certain litigation, resulting in a loss of $80,000, regarding a former sales broker in order to avoid the costs inherent in defending the action. In August 1996, the Company settled certain litigation regarding a license agreement and royalties with Effective Health Inc., a wholly-owned subsidiary of Interactive Medical Technologies Ltd., which resulted in a net gain of $151,245. In December 1996, the Company approved a proposed administrative consent order with the FTC regarding alleged unsubstantiated advertising claims which requires the Company to pay an aggregate of $150,000 to the FTC. As of October 31, 1997, the remaining balance due to the FTC was $72,920. In February 1997, the Company settled certain other disputed and doubtful claims for the sum of $24,000 to avoid further litigation costs inherent in defending the action. In September 1997, the Company completed settlement of certain litigation resulting from a management consulting agreement and related matters for the aggregate cash sum of $230,000. The balance of prepaid consulting fees of $241,150 remaining after the settlement was recorded as a loss.

The Company is currently involved in the following legal actions. In the opinion of the management, the Company has adequate legal defenses with respect to these actions, as noted below:

David J. Krizman vs. KCD Incorporated, et. al.

In April 1997, David Krizman, individually and as attorney in fact, sued the Company and the Company's former President, Clark M. Holcomb, in the United States Bankruptcy Court for the Central District of California. The Complaint alleges that the Company breached a written contract by failing to transfer shares of the Company's common stock owned by Mr. Holcomb to the plaintiff. It is the Company's position that it has no obligation or liability to plaintiff in connection with this matter other than to facilitate the transfer of the shares in the ordinary course of business in compliance with applicable securities laws and orders applicable to Mr. Holcomb. The Company is currently negotiating a settlement of this action.

Geotermica, Ltd. vs. SeQuester Holdings Incorporated, et. al.

In September 1997, Geotermica, Ltd. filed an action against the Company and its current and former directors, as individuals, in the Superior Court of California for the County of Los Angeles. The Complaint alleges causes of action for breach of contract; interference with contract and contractual relations; and misrepresentation. The Complaint is based upon a purported interest Geotermica, Ltd. held in a license agreement by and between the Company and Effective Health, Inc. and the Company's alleged failure to recognize Geotermica's purported interest therein. The Company had previously settled its action against Effective Health, Inc. and its parent company, Interactive Medical

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1997 AND JANUARY 31, 1997


Technologies, Ltd., concerning the Company's obligations under the license agreement, which were deemed satisfied in full per the terms of the settlement.

In response to Geotermica's complaint, the Company filed a demurrer as to all causes of action, and as to the current and former directors. The demurrer was heard on October 30, 1997. The court issued its ruling on November 10, 1997, sustaining the Company's demurrer as to the causes of action for breach of contract and interference with contract and contractual relations in its entirety without leave to amend. The court sustained the Company's demurrer as to the cause of action for misrepresentation as to all parties except one former director and the Company with fifteen days leave to amend. On December 2, 1997, Geotermica served a motion for reconsideration which is scheduled to be heard on December 18, 1997. No amended complaint was filed pursuant to the court's order. The Company views the motion to reconsider as frivolous. Further, the Company continues to believe that the remaining allegations contained in the complaint are without merit and intends to vigorously defend the remaining cause of action.

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of October 31, 1997.

As there is no assurance that the Company will prevail in any of the foregoing lawsuits, the Company may incur substantial expense in connection with this litigation. Any unfavorable settlement or judgment against the Company, in which the Company is a defendant, could have a material adverse effect upon the financial condition and operational results of the Company.


14.     SUBSEQUENT EVENTS

In November 1997, the Company entered into an agreement with Chadwick Financial Corporation and certain vendors to exchange inventory for a reduction in accounts payable of $491,157 and barter credits of $235,900. In addition, in November 1997, the Company reached an agreement with certain suppliers for the return of inventory in exchange for a reduction in accounts payable of up to approximately $368,000.

In December 1997, the stockholders of the Company approved amendments to the Company's Articles of Incorporation to provide for a reverse stock split of the Company's common stock in the ratio up to one share for ten shares as the Board of Directors, in its discretion, may determine.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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

        The Company's activities through 1995 consisted primarily of the development and marketing of its dietary supplement product, SeQuester(R) 1. In December 1995, the Company introduced an appetite suppressant (SeQuester(R) 2) and a chromium based dietary supplement (ChromaQuest(TM)) in addition to SeQuester(R) 1. Additionally, the Company introduced its fourth product, PhytoQuest(TM), in October 1996. It is composed of phytosterols, which in recent research shows potential to inhibit the gastrointestinal absorption of cholesterol. The preceding products are collectively known as the SeQuester(R) brand products. To date, the Company has developed access to major domestic retail, pharmacy, food and mass merchandiser chains in the United States.

        The weight loss industry represents an estimated one billion dollars in revenues. Millions of Americans begin diets every year and buy diet supplements.

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

        Market research indicates that there is a substantial market for dietary supplements that are natural, drug-free products. SeQuester(R) 1 and ChromaQuest(TM) do not contain any diuretics, stimulants, or drugs. SeQuester(R) 2, an appetite suppressant, does not contain any caffeine, diuretic, or sodium. SeQuester(R) 2 is an FDA approved over-the-counter drug formulation for appetite control to aid weight reduction, containing Phenylpropanolamine Hydrochloride. PhytoQuest(TM) contains plant sterols. All of the ingredients comprising the SeQuester(R) 1 product are included in published Food and Drug Administration guidelines for ingredients generally recognized as safe ("GRAS"). ChromaQuest(TM), consists of a synergistic combination of five different sources of Chromium, as well as Amino Acids, Vitamin C and Potassium. Chromium is an essential trace mineral which is necessary for proper carbohydrate metabolism.


Results of Operations

        The Company commenced operations for the marketing and distribution of its SeQuester(R) products in the first calendar months of 1994. Certain costs and necessary expenditures have been incurred that have delayed results on sales, such as sales travel calls and visits to wholesalers, brokers and retailers across the nation, as well as a national media advertising campaign. The results of these efforts have brought the Company's SeQuester(R) products to national attention.


For the three month period ended October 31, 1997 compared to the three month period ended October 31, 1996:

        Revenues are derived from sales of the dietary fat sequestrant product, an appetite suppressant, a chromium based dietary supplement and a phytosterol based dietary supplement all under the name SeQuester(R). Gross Revenues for the three months ended October 31, 1997 decreased to $344,675 from $1,410,685 for the three months ended October 31, 1996 or a 76% decrease. Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $156,725 for the three months ended October 31, 1997 and $953,511 for the three months ended October 31, 1996 or an 84% decrease. The decrease is attributed to a decrease in sales and an increase in the percentage of returns. The decrease in sales is due to a lack of adequate financing to continue the Company's advertising campaign. The increase in the refunds and returns resulted primarily from (i) return of dated products which had remained unsold by retailers and which could not be resold, (ii) disposal by retailers of unsaleable products and (iii) a reserve recorded for estimated sales returns.

                                                            Three Months Ended
                                                            ------------------
                                               October 31, 1997              October 31, 1996
                                            ----------------------        ----------------------
                                               $                %           $                 %
                                            -------            ---        -------            ---
Gross Revenues                              344,675            100      1,410,685            100

Discounts:
        Refunds and Returns                 167,167             49        309,730             22
        Introductory and Promotional          6,871              2         52,042              3
        Co-op Advertising                    10,000              3         66,168              5
        Other                                 3,912              1         29,234              2
                                            -------            ---        -------            ---
        Total Discounts                     187,950             55        457,174             32
                                            -------            ---        -------            ---
        Net Revenues                        156,725             45        953,511             68
                                            =======            ===        =======            ===

        Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Goods Sold of the dietary products for the three month period ended October 31, 1997 was $421,703 or 269% of Net Revenues which provided a Gross Profit of ($264,978) or (169%) of Net Revenues. For the three month period ended October 31, 1996, the Cost of Goods Sold was $362,094 or 38% of Net Revenues, which provided a Gross Profit for the first three month period of the previous year of $591,417 or 62% of Net Revenues. The decrease in Gross Profit percent resulted from an increase in returns and an increase in the allowance for obsolescence. The increase in refunds and returns resulted primarily from (i) return of dated products which had remained unsold by retailers and which could not be resold and (ii) disposal by retailers of unsaleable products. In addition, the Company recorded an additional allowance for obsolescence of $289,732 which was charged to cost of goods sold during the three months ended October 31, 1997. The allowance for obsolescence is maintained at an amount management deems adequate to cover unsaleable inventory. In determining the allowance to be maintained, management evaluates many factors including alternate uses and a specific review for items no longer saleable.

                                                 Three Months Ended
                                                 ------------------
                                    October 31, 1997              October 31, 1996
                                 ----------------------        ----------------------
                                    $                %           $                 %
                                 -------            ---        -------            ---
        Net Revenues             156,725            100        953,511           100
        Cost of Goods Sold       421,703            269        362,094            38
                                --------            ---        -------            ---
        Gross Profit            (264,978)          (169)       591,417            62
                                ========           ====       ========           ===

        Advertising expenses consist of a multi-media advertising campaign which includes TV and radio, print, signage and other displays. Selling and Marketing expenses consist of sales commissions and salaries, coupon redemption, warehouse, freight, supplies and travel expenses. General and administrative expenses consist of salaries and benefits of officers and staff, accounting, legal and other professionals, rent and occupancy costs, bad debt expense, travel expenses and other administrative costs.

        There was no advertising expense for the three months ended October 31, 1997 compared with $605,952 for the same three months of 1996 due to lack of adequate financing to continue the Company's advertising campaign. The Company is currently evaluating all of its marketing and distribution programs.

        Selling and Marketing expenses decreased to $174,541 for the three months ended October 31, 1997 from $284,855 for the same three months of 1996. The Company experienced decreases in sales commissions and freight due to a reduction in sales and decreases in design, warehouse expense, payroll and travel expenses for the 1997 period which were partially offset by increases in consulting expenses.

        General and Administrative expenses decreased to $323,921 for the three months ended October 31, 1997 from $395,198 for the same three months of 1996. The Company experienced decreases in legal and accounting fees, salaries and office expenses, which were partially offset by increases in bad debt expense, shareholder expense and consulting fees.

        There was no interest expense for the three months ended October 31, 1997 compared to $12,089 for the same three months of 1996. Interest expense for the 1997 period reflects no principal balances on short term loans from stockholders which were converted to equity as of March 31, 1997.

        In April 1996, the Company settled certain advertising litigation resulting in a gain of $845,482 and settled certain litigation, resulting in a loss of $80,000, regarding a former sales broker in order to avoid the costs inherent in defending the action. In August 1996, the Company settled certain litigation regarding a license agreement and royalties with Effective Health Inc., a wholly-owned subsidiary of Interactive Medical Technologies Ltd., which resulted in a net gain of $151,245. In December 1996, the Company approved a proposed administrative consent order with the FTC regarding alleged unsubstantiated advertising claims which requires the Company to pay an aggregate of $150,000 to the FTC. In February 1997, the Company settled certain other disputed and doubtful claims for the sum of $24,000 to avoid further litigation costs inherent in defending the action. In September 1997, the Company completed settlement of certain litigation resulting from a management consulting agreement and related matters for the aggregate cash sum of $230,000. The balance of prepaid consulting fees of $241,150 remaining after the settlement was recorded as a loss.

        The net loss for the three month period ended October 31, 1997 of $1,004,590 was incurred principally as a result of (i) a decrease in sales and an increase in returns, (ii) an increase in the allowance for inventory obsolescence and (iii) the write-off of the balance of prepaid consulting fees subsequent to a litigation settlement. The net loss for the three month period ended October 31, 1996 of $555,432 was the result of increased advertising, selling and marketing expenditures which were partially offset by a reduction in general and administrative costs combined with a continuation of fixed co-op advertising costs and an increase in returns.

        Net loss per common share was $0.05 for the three months ended October 31, 1997 and $0.04 for the three months ended October 31, 1996 based on the weighted average shares of common stock outstanding.


For the nine month period ended October 31, 1997 compared to the nine month period ended October 31, 1996:

        Revenues are derived from sales of the dietary fat sequestrant product, an appetite suppressant, a chromium based dietary supplement product and a phytosterol-based dietary supplement all under the name SeQuester(R). Gross revenues for the first nine months ended October 31, 1997 were $1,423,358 vs. $3,477,124 for the nine months ended October 31, 1996 or a 59% decrease. Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $708,741 for the nine months ended October 31, 1997 and $2,525,872 for the nine months ended October 31, 1996 or a 72% decrease. The decrease is attributed to a decrease in sales and an increase in returns. The decrease in sales is due to a lack of adequate financing to continue the Company's advertising campaign. The increase in refunds and returns resulted primarily from (i) return of dated products which had remained unsold by retailers and which could not be resold,
(ii) disposal by retailers of unsaleable products and (iii) a reserve recorded for estimated sales returns.

                                                             Nine Months Ended
                                                             -----------------
                                               October 31, 1997                October 31, 1996
                                          --------------------------      --------------------------
                                              $                   %           $                   %
                                          ----------             ---      ----------             ---
Gross Revenues                            $1,423,358             100      $3,477,124             100
                                          ----------             ---      ----------             ---
Discounts:
        Refunds and Returns               $  627,092              44      $  441,509              12
        Introductory and Promotional          34,697               2         172,675               5
        Co-op Advertising                     35,607               3         268,305               8
        Other                                 17,221               1          68,763               2
                                          ----------             ---      ----------             ---
        Total Discounts                   $  714,617              50      $  951,252              27
                                          ----------             ---      ----------             ---
        Net Revenues                      $  708,741              50      $2,525,872              73
                                          ==========              ==      ==========              ==


        Gross profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Goods Sold of the dietary products for the nine month period ended October 31, 1997 was $645,485 or 91% of Net Revenues which provided a Gross Profit of $63,256 or 9% of Net Revenues. For the nine month period ended October 31, 1996, the Cost of Goods Sold was $1,055,591 or 42% of Net Revenues, which provided a Gross Profit for the first nine month period of the previous year of $1,470,281 or 58% of Net Revenues. The decrease in Gross Profit percent resulted from an increase in returns and an increase in the allowance for obsolescence. The increase in refunds and returns resulted primarily from (i) return of dated products which had remained unsold by retailers and which could not be resold and (ii) disposal by retailers of unsaleable products. In addition, the Company recorded an additional allowance for obsolescence of $228,465 which was charged to cost of goods sold during the nine months ended October 31, 1997. The allowance for obsolescence is maintained at an amount management deems adequate to cover unsaleable inventory. In determining the allowance to be maintained, management evaluates many factors including alternate uses and a specific review for items no longer saleable.

                                                 Nine Months Ended
                                                 -----------------
                                    October 31, 1997              October 31, 1996
                                 ----------------------        ----------------------
                                    $                %           $                 %
                                 -------            ---        -------            ---
        Net Revenues             708,741            100      2,525,872            100
        Cost of Goods Sold       645,485             91      1,055,591             42
                               ---------            ---      ---------            ---
        Gross Profit              63,256              9      1,470,281             58
                               =========            ===      =========            ===

        Advertising expenses consist of a multi-media advertising campaign which includes TV and radio, print, signage and other displays. Selling and marketing expenses consist of sales commissions and salaries, coupon redemption, warehouse, freight, supplies and travel expenses. General and administrative expenses consist of salaries and benefits of officers and staff, accounting, legal and other professionals, rent and occupancy costs, bad debt expense, travel expenses and other administrative costs.

        Advertising expense decreased to $317,828 for the nine months ended October 31, 1997 from $863,459 for the first nine months of 1996. Advertising expenses for the first nine months ended October 31, 1997 included testing of TV spot commercials in selected markets and utilization of prepaid radio barter advertising. Lack of adequate financing curtailed continuance of the TV scheduling during this period. The Company is currently evaluating all of its marketing and distribution programs.

        Selling and Marketing expenses decreased to $532,594 for the nine months ended October 31, 1997 from $726,160 for the first nine months of 1996. The Company experienced decreases in sales commissions and freight due to a reduction in sales and decreases in design, salaries and travel expenses for the 1997 period. The decreases were partially offset by increases in coupon expense and consulting fees. Selling and Marketing expenses are expected to continue to decrease during the remainder of 1997.

        General and Administrative expenses decreased to $937,324 for the nine months ended October 31, 1997 from $1,374,115 for the same nine months of 1996. The Company experienced decreases in legal fees, salaries, bad debt expense, travel and office expenses, which were partially offset by increases in shareholder expense and consulting fees. General and Administrative expenses are expected to continue to decrease during the remainder of 1997.

        Interest expense decreased to $5,142 for the nine months ended October 31, 1997 from $70,001 for the same nine months of 1996. Interest expense for the 1997 period reflects reduced principal balances on short term loans from stockholders which were converted to equity as of March 31, 1997.

        In April 1996, the Company settled certain advertising litigation resulting in a gain of $845,482 and settled certain litigation, resulting in a loss of $80,000, regarding a former sales broker in order to avoid the costs inherent in defending the action. In August 1996, the Company settled certain litigation regarding a license agreement and royalties with Effective Health Inc., a wholly-owned subsidiary of Interactive Medical Technologies Ltd., which resulted in a net gain of $151,245. In December 1996, the Company approved a proposed administrative consent order with the FTC regarding alleged unsubstantiated advertising claims which requires the Company to pay an aggregate of $150,000 to the FTC. In February 1997, the Company settled certain other disputed and doubtful claims for the sum of $24,000 to avoid further litigation costs inherent in defending the action. In September 1997, the Company completed settlement of certain litigation resulting from a management consulting agreement and related matters for the aggregate cash sum of $230,000. The balance of prepaid consulting fees of $241,150 remaining after the settlement was recorded as a loss.

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

        Interest income of $5,055 for the nine months ended October 31, 1997 is the result of interest earned on a certificate of deposit of $100,000 which the Company had pledged as collateral and subsequently cashed and transferred to an escrow account in accordance with the terms of a consent order with the Federal Trade Commission.

        The provision for income taxes is the minimum for the States of New Jersey and California Franchise taxes. No provision was made for Federal income tax since the Company has net operating loss carryforwards.

        The net loss for the nine month period ended October 31, 1997 of $1,967,527 was incurred principally as a result of (i) a decrease in sales and an increase in returns, (ii) an increase in the allowance for inventory obsolescence and (iii) the write-off of the balance of prepaid consulting fees subsequent to a litigation settlement. The net loss for the nine month period ended October 31, 1996 of $718,470 was the result of a gain on settlement of certain advertising litigation which was offset by a loss from operations.

        Net loss per common share was $0.11 for the nine months ended October 31, 1997 and $0.05 for the nine months ended October 31, 1996 based on the weighted average shares of common stock outstanding.

Liquidity and Capital Resources

        Since inception, the Company has received capital for operations and development from private investors in the Company's securities, issuance of private party debt, loans from stockholders and financing from factors as well as revenues from operations. Through October 31, 1997, revenues from operations have been insufficient to satisfy operating expenses, product development and legal costs. The Company, therefore has been dependent on the private placement of securities and loans from private investors and stockholders.

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

        There are no assurances that private capital will continue to be available or that revenues from operations will increase to meet the Company's cash needs, particularly as these needs relate to funding manufacturing costs and advertising campaigns and the development of new products and distribution methods which the Company believes represents its most significant long-term growth opportunities.

        As shown in the accompanying financial statements, the Company has incurred net losses from inception to October 31, 1997 of $9,825,200 including a net loss of $1,967,527 for the nine months ended October 31, 1997 and net losses of $1,852,365 and $4,317,833 during the fiscal years ended January 31, 1997 and 1996, respectively.

        Management devoted considerable effort during the nine months ended October 31, 1997 and the fiscal year ended January 31, 1997 towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters (iii) reduction of salaries and general and administrative expenses (iv) reduction of inventories (v) management of accounts payable and (vi) evaluation of its distribution and marketing methods.

        In November 1997, the Company entered into an agreement with Chadwick Financial Corporation and certain vendors to exchange inventory for a reduction in accounts payable of $491,157 and barter credits of $235,900. In addition, in November 1997, the Company reached an agreement with certain suppliers for the return of inventory in exchange for a reduction in accounts payable of up to approximately $368,000.

        Management has reduced its administrative expenses and anticipates additional distribution methods for its SeQuester(R) products during the remainder of 1997. The Company introduced an appetite suppressant and a chromium based dietary supplement in December, 1995 and a phytosterol based dietary supplement in October 1996.

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

        The Series A Shares are convertible into the Company's common stock, in phases following the date of issuance (the "Closing Date"). The Series A Shares are entitled to a 6% cumulative dividend payable in common stock at the time of conversion and all of the Series A Shares are subject to a mandatory twelve month conversion feature. One-third of the Series A Shares are convertible into common stock at any time forty-five days after the Closing Date; an additional one-third (two-thirds cumulatively) are convertible into common stock at any time sixty days after the Closing Date; and an additional one-third (the entire amount cumulatively) are convertible into common stock at any time seventy-five days after the Closing Date. The number of common shares issuable upon conversion of the Series A Shares equals the par value of the Series A Shares plus accrued dividends through the date of conversion divided by the lesser of
(i) 70% of the "Market Price" (the five day average closing bid for the common stock for the five business days immediately preceding the conversion date); or
(ii) 100% of the five day average closing bid for the common stock for the five business days immediately preceding the Closing Date. Provided, that, for any conversions of the Series A Shares occurring after the 89th day following the Closing Date the conversion rate will be the lesser of (i) 65% of the Market Price; or (ii) 100% of the five day average closing bid for the common stock for the five business days immediately preceding the Closing Date.

        During April 1997, an aggregate of 190 shares of outstanding preferred stock were converted into 914,438 shares of Company common stock. During May 1997, an aggregate of 100 shares of outstanding preferred stock were converted into 712,006 shares of Company common stock. During December 1997, an aggregate of thirty shares of outstanding preferred stock were converted into 452,194 shares of Company common stock.

        In August 1997, the Company entered into an agreement with the convertible preferred stockholders to (i) delay conversion of the remaining 460 outstanding series A preferred shares through November 30, 1997 and (ii) offer to sell to the Company the remaining 460 outstanding series A preferred shares at par value at any time through November 30, 1997. As consideration for this agreement, the Company issued an aggregate of 300,000 shares of restricted common stock to such preferred stockholders.

        In March 1997, the Company entered into an agreement with certain stockholders to convert the outstanding principal balance of their loans as of March 31, 1997, which was $343,600, to

1,047,242 restricted common shares of Company stock. The principal balance of such loans was converted at a price 25% below the closing bid price of the Company's common stock as of March 31, 1997 (approximately $0.328). These restricted shares were issued in May 1997 and contain certain registration rights. In December 1997, the Company reached an agreement with these stockholders to waive their registration rights and release a lien on accounts receivable in exchange for an additional 523,621 shares of restricted common shares of Company stock.

        In August 1997, the Company restated its Consulting Agreement and Stock Plan with a consultant, dated February 1, 1996 to extend the term of such agreement for a three-year period commencing August 1, 1997 and issued 1,000,000 shares of registered Company common stock to such consultant.

        In December 1997, the stockholders of the Company approved amendments to the Company's Articles of Incorporation to provide for a reverse stock split of the Company's common stock in the ratio up to one share for ten shares as the Board of Directors, in its discretion, may determine.

        As of October 31, 1997, the Company's working capital position decreased to $369,737 from $639,789 at January 31, 1997. Increases in current assets include increases in accounts receivable of $60,142 offset by decreases in cash of $328,303, inventory of $575,101 and other assets of $6,000. Changes in current liabilities include decreases in accounts payable of $61,475, accrued expenses of $6,928, FTC payable of $52,080 and accrued advertising of $125,849 offset by an increase in commissions payable of $8,621. Notes payable and loans from stockholders decreased $341,499. Current assets decreased a net of $849,262 and current liabilities decreased a net of $579,210 for the nine months ended October 31, 1997. The net loss for the nine months ended October 31, 1997 of $1,967,527 was reduced by non-cash charges for (i) depreciation and amortization of $478,716, (ii) issuance of stock of $25,624 in connection with settlement of litigation, (iii) issuance of stock of $60,375 for other expenses and (iv) reduction of prepaid consulting fees of $471,150 subsequent to a litigation settlement, to reconcile to net cash used in operating activities.

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

        Included in this Item 2. "Management's Discussion and Analysis of Operations" are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors (such as the availability of capital, the effectiveness of advertising and revised distribution and marketing methods) may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by the Company.

                           PART II. OTHER INFORMATION


Item 1. - Legal Proceedings:

The Company is involved in several legal actions. For a description of this litigation and certain other pending legal matters involving the Company, refer to the Company's Form 10-QSB Part I for the nine months ended October 31, 1997 which are incorporated herein by reference.

Item 2. - Changes in Securities:

In August 1997, the Company entered into an agreement with the convertible preferred stockholders to (i) delay conversion of the remaining 460 outstanding series A preferred shares through November 30, 1997 and (ii) offer to sell to the Company the remaining 460 outstanding series A preferred shares at par value at any time through November 30, 1997. As consideration for this agreement, the Company issued an aggregate of 300,000 shares of restricted common stock to such preferred stockholders. The stockholders to whom the shares were issued are "accredited investors" as defined in Regulation D promulgated under the 1933 Act. The Company relied upon the exemption from registration contained in
Section 5 of the 1933 Act. All of the foregoing shares were issued with the appropriate restrictive legend.

In October 1997, the Company issued 180,000 shares of common stock to a stockholder pursuant to a Subscription Agreement dated October 26, 1994. The Company relied upon the exemptions from registration contained in Sections 4(1) and 5 of the 1933 Act and Rule 144.

Item 6. - Exhibits and Reports on Form 8-K:

        (b) On October 28, 1997, the Company filed a report on Form 8-K, which reported under Items 6 and 7 of such form.

             On October 31, 1997, the Company filed a report on Form 8-K, which reported under Items 6 and 7 of such form.

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


                                       SEQUESTER HOLDINGS, INCORPORATED
(Registrant)

Dated December 10, 1997                By: /s/ Steven K. Karsh
                                           ---------------------------------
                                           Steven K. Karsh
                                           President

        Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                             Title                                 Date
        ---------                             -----                                 ----

/s/ Steven K. Karsh           President, Principal Accounting Officer,        December 10, 1997
----------------------------  and Director
Steven K. Karsh



/s/ Stephen R. Miller, M.D.   Director                                        December 10, 1997
----------------------------
Stephen R. Miller, M.D.