Form 10KSB40
period 1998-01-31
SEQUESTER HOLDINGS INC/NV
filed 1998-05-15
CIK 796628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                   For the fiscal year ended JANUARY 31, 1998

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                  to

                        Commission file number 33-06827LA

                        SEQUESTER HOLDINGS, INCORPORATED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                        95-4532103
            ------                                        ----------
(State or other jurisdiction of                     (IRS Employer Identification No.)
 incorporation or organization)

        31125 VIA COLINAS, SUITE 904, WESTLAKE VILLAGE, CALIFORNIA 91362
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 707-0301
                                 --------------
                         (Registrant's telephone number)


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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         For the fiscal year ended January 31, 1998, the Registrant's revenues were approximately $732,000.

         As of April 10, 1998, the aggregate market value of Registrant's voting stock held by non-affiliates was approximately $1,194,000.

         As of April 10, 1998, the Registrant had 2,838,207 shares of common stock outstanding.

         Documents Incorporated by Reference:  NONE

         Transitional Small Business Disclosure Format:  Yes      No  X
                                                             ---     ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

         SeQuester Holdings, Incorporated (the "Company"), formerly KCD Holdings Incorporated, was incorporated in the State of Nevada on February 13, 1986. The Company's principal offices are located at 31125 Via Colinas, Suite 904, Westlake Village, California, 91362.

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

         In April 1996, the Company entered into a five year packaging agreement with an East Coast packager which covers a significant portion of the Company's packaging requirements. When SeQuester(R) tablets and the packaging and insert material has been delivered, the packager packs the tablets into blister cards. The blister cards, containing the tablets and the package inserts, are then placed into a tamper proof box. One box is intended to be a one month supply. Six packaged boxes of SeQuester(R) are then shrink wrapped together and six of these shrink wrapped packages are packed into a case which is then placed on a pallet to be delivered to the Company's East Coast warehouse for East Coast distribution.

         The West Coast packager follows the same procedures as the East Coast packager with the pallets delivered to the Company's warehouse in Westlake Village, California. The Company processes orders and thereafter ships the product from its warehouses via trucking lines, UPS, RPS and other selected carriers.
Freight is prepaid by the Company and averages 2% of the invoice total.

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

         The Company has advertised its SeQuester(R) products in regional newspapers and marketed its products in magazines, national network radio and television programs, as well as cable television.

         The Company markets its SeQuester(R) products to wholesalers and retailers through direct sales to wholesalers and through commissioned brokers to drug and food chain retailers and mass merchandisers. The Company has approximately 10 brokers who market SeQuester(R) products throughout the United States. The Company has placed SeQuester(R) products on the shelves of over 35,000 retail store locations nationally in major drug and food chain retailers, including Walgreen(TM), Eckerd Drug(TM), Sav-On/Osco Drug(TM), Drug Emporium(TM), CVS Drug(TM), Rite-Aid(TM), Revco(TM), Payless Drug(TM), Fedco(TM), Lucky(TM), Ralphs(TM), Longs(TM), Vons(TM), and Albertsons(TM).

         In addition to the aforementioned drug and food chain retailers, SeQuester(R) products are available in K-Mart(TM), Wal-Mart(TM), and Target(TM).

Significant Customers

         The Company earned substantially all of its revenue for the fiscal years ended January 31, 1997 and 1998, from the sale of its SeQuester(R) products to major drug and food chain wholesalers and retailers.

         Major customers accounting for 52.0% of gross revenues for the fiscal year ended January 31, 1998 include Wal-Mart Stores 13.1%, Walgreens 7.9%, Rite Aid Corp. 6.5%, Target Stores 5.6%, Eckerd Drug 5.4%, K-Mart Corp. 3.2%, Mark Stevens (CVS, Inc.) 3.0%, Bergen Brunswig 2.7%, American Drug Stores 2.5%, and McKesson Drug Company 2.1%. Major customers accounting for 52.3% of revenues for the fiscal year ended January 31, 1997 include Wal-Mart Stores 26.1%, K-Mart Corp. 13.7% and American Drug Stores 12.5%. A loss of one or more of these customers could have a material impact on sales. There are no assurances that the Company will maintain its existing customer base or that it will acquire new customers.

         There are currently no sales made outside the United States.

Insurance

         Although the Company considers its SeQuester products to be safe, it may be subject to product liability claims from persons injured through their use. Accordingly, the Company is currently insured and intends to maintain product liability insurance. This policy covers products and operations for an aggregate of $1,000,000 with a $1,000,000 limit per occurrence. The Company relies on the underlying coverage of its manufacturers for excess coverage, and the Company also carries insurance coverage for general commercial liability in the aggregate of $1,000,000 with a $1,000,000 limit per occurrence. This policy provides coverage for personal property of $62,400, EDP property of $30,000 and inventory of $398,900 located at 31125 Via Colinas, Suite 904, Westlake Village, CA 91362. This policy also covers inventory located at the East Coast packager for $1,000,000. The Company currently does not maintain Directors and Officers liability coverage.

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

         FDA approval is required before any new drug can be marketed. SeQuester(R) 1, ChromaQuest(TM) and PhytoQuest(TM) are dietary supplements and therefore are not subject to FDA approval as drugs, provided that, in the course of marketing or advertising such products, the Company does not make claims of a medicinal or therapeutic nature. SeQuester(R) 2 is an FDA approved over-the-counter drug formulation for appetite control to aid weight reduction, containing Phenylpropanolamine Hydrochloride. The Company believes that it is currently in substantial compliance with all applicable material FDA regulations.

         Federal Trade Commission.

         The advertising and promotion of the Company's products is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTCA"). Among other requirements, the FTC requires that all claims made in advertising be truthful and substantiated in accordance with standards that have been developed by the FTC. The Company's advertising claims for its SeQuester(R) 1 product were recently the subject of inquiry by the Seattle Regional Office of the FTC which alleged that previous claims for the SeQuester(R) 1 product were false and/or unsubstantiated in violation of the FTCA. On December 18, 1996, the Company's Board of Directors approved a proposed administrative consent order which, was given final approval by the FTC on June 16, 1997, and requires the Company to pay $150,000 to the FTC over a twelve-month period and maintain adequate substantiation for future advertising claims. The consent order also requires the Company to maintain adequate substantiation for the future advertising claims and imposes joint and several liability for the $150,000 payment to the FTC between the Company and Ms. Richards. The Company has pledged and transferred to an escrow account $125,000 in cash and has issued a security agreement which covers $25,000 of inventory to secure the payment of the indebtedness to the FTC. The balance due to the FTC was $41,672 at January 31, 1998. The Company, Mr. Holcomb and Ms. Richards will be subject to substantial monetary penalties in the event of non-compliance with the consent order. Such penalties, if imposed, could have a material adverse effect on the Company.

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

Employees

         The Company has 6 employees, of which 3 are full-time and 3 are part-time. The full time employees were engaged in management, marketing, administrative and support activities. None of the Company's employees are subject to a collective bargaining agreement and the Company believes its relations with its employees are good.

         The Company also enlists the services of approximately 10 independent contractors who work as sales brokers to solicit sales of SeQuester(R) products. The sales brokers are paid a 5% commission on the gross sales amounts.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's principal place of business is located at 31125 Via Colinas, Suite 904, Westlake Village, California 91362. The Company currently leases office and business property on a month-to-month basis. The premises measure approximately 1,700 square feet and are leased for general office and administrative purposes.
The base monthly rent on the premises is $1,390.

         The Company also leases warehouse space on a month to month basis in Pine Brook, New Jersey at the facilities of its East Coast packager which approximates 5,000 square feet for $4,167 per month.


ITEM 3.  LEGAL PROCEEDINGS.

         The advertising and promotion of the Company's products is subject to regulation by the FTC under the FTCA. Among other requirements, the FTC requires that all claims made in advertising be truthful and substantiated in accordance with standards that have been developed by the FTC. The Company's advertising claims for its SeQuester(R) 1 product were recently the subject of inquiry by the Seattle Regional Office of the FTC which alleged that previous claims for the SeQuester(R) 1 product were false and/or unsubstantiated in violation of the FTCA. On December 18, 1996, the Company's Board of Directors approved a proposed administrative consent order which, was given final approval by the FTC on June 16, 1997, and requires the Company to pay $150,000 to the FTC over a twelve-month period and maintain adequate substantiation for future advertising claims. The consent order also requires Clark M. Holcomb, a former officer and director of the Company and Bonnie L. Richards, a former officer and director of the Company, to maintain adequate substantiation for the future advertising claims and imposes joint and several liability for the $150,000 payment to the FTC between the Company and Ms. Richards. The Company has pledged and transferred to an escrow account $125,000 in cash and has issued a security agreement which covers $25,000 of inventory to secure the payment of the indebtedness to the FTC. The balance due to the FTC was $41,672 at January 31, 1998. The Company, Mr. Holcomb and Ms. Richards will be subject to substantial monetary penalties in the event of non-compliance with the consent order. Such penalties, if imposed, could have a material adverse effect on the Company.

         In April 1996, the Company settled certain advertising litigation resulting in a gain of $845,482 and settled certain litigation, resulting in a loss of $80,000, regarding a former sales broker in order to avoid the costs inherent in defending the action. In August 1996, the Company settled certain litigation regarding a license agreement and royalties with Effective Health Inc., a wholly-owned subsidiary of Interactive Medical Technologies Ltd., which resulted in a net gain of $151,245. In December 1996, the Company approved a proposed administrative consent order with the FTC regarding alleged unsubstantiated advertising claims which requires the Company to pay an aggregate of $150,000 to the FTC. In February 1997, the Company settled certain other disputed and doubtful claims for the sum of $24,000 to avoid further litigation costs inherent in defending the action. In September 1997, the Company completed settlement of certain litigation resulting from a management consulting agreement and related matters for the aggregate cash payment of $230,000 to the Company. The balance of prepaid consulting fees of $241,150 remaining after the settlement was recorded as a loss.

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

Geotermica, Ltd. vs. SeQuester Holdings, Incorporated, et. al.

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

         In response to Geotermica's complaint, the Company filed a demurrer as to all causes of action, and as to the current and former directors. The demurrer was heard on October 30, 1997. The court issued its ruling on November 10, 1997, sustaining the Company's demurrer as to the causes of action for breach of contract and interference with contract and contractual relations in its entirety without leave to amend. The court sustained the Company's demurrer as to the cause of action for misrepresentation as to all parties except one former director and the Company. On December 2, 1997, Geotermica served a motion for reconsideration. On February 18, 1998 the court granted the motion as to the first cause of action for breach of contract and denied it as to the second cause of action for interference with contract and contractual relations. In March 1998, Geotermica amended the first cause of action for breach of contract and misrepresentation. The Company continues to believe that the remaining allegations contained in the amended complaint are without merit. The Company intends to pursue a reasonable settlement in order to avoid the costs inherent in continued litigation.

SeQuester Incorporated vs. Prudential Insurance Company of America

         In January 1998, SeQuester Incorporated filed a lawsuit in Los Angeles Superior Court against the Prudential Insurance Company of America, Pruco Securities Corporation, and Patrick C. Welch. The lawsuit alleges various damages including but not limited to alleged damages in the amount of $4 million for defendants' unauthorized disclosure of confidential information concerning Clark M. Holcomb which interfered with the economic relationships and prospective economic advantage of SeQuester Incorporated. Management of the Company believes that the lawsuit is meritorious but is unable to determine the outcome at this time.

         Except as otherwise indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of January 31, 1998.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the 1997-98 fiscal year, the Company submitted one matter to a vote of security holders through the solicitation of proxies as follows: In December 1997, the stockholders of the Company approved amendments to the Company's Articles of Incorporation to provide for a reverse stock split of the Company's common stock in the ratio up to one share for ten shares as the Board of Directors, at its discretion, may determine.

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


                  Quarter Ended                     Bid Prices
                  -------------                     ----------
                                               High              Low
                                               ----              ---
                  April 30, 1996             5.3125            1.0000
                  July 31, 1996              5.1250            3.6250
                  October 31, 1996           4.4375            2.5000
                  January 31, 1997           2.6875            1.0625

                  April 30, 1997             1.5625             .1900
                  July 31, 1997               .3100             .0950
                  October 31, 1997            .2500             .0600
                  January 31, 1998            .3200             .0430

         The Bid Prices listed above have not been restated for the reverse stock split.

         On February 25, 1998, the Company effected a reverse stock split of its common stock in the ratio of one share for ten shares.

         On April 10, 1998, there were approximately 600 shareholders of record of the Company's Common Stock. On April 10, 1998, the closing bid and ask prices for the Common Stock reported by the Reuters Limited were $0.4063 and $0.4350 respectively.

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

         The Company presently has outstanding 398,850 "A" Public Warrants, 488,600 "B" Public Warrants and 488,600 "C" Public Warrants that are exercisable, subject to an effective registration statement with the Securities and Exchange Commission, at the following prices through the following expiration dates:

         A Warrants                 $0.25            June 30, 1998
         B Warrants                 $0.38            June 30, 1998
         C Warrants                 $0.50            June 30, 1998

         The Warrant prices have not been restated for the reverse stock split dated February 25, 1998.

Transfer and Warrant Agent:

         The Transfer and Warrant Agent for the Company is Jersey Transfer & Trust Company, located in Verona, New Jersey.

Changes in Securities - During the fourth quarter of the 1997-98 fiscal year

         In March 1997, the Company entered into an agreement with certain stockholders to convert the outstanding principal balance of their loans as of March 31, 1997, which was $343,600, to 1,047,242 restricted common shares of Company stock. The principal balance of such loans was converted at a price 25% below the closing bid price of the Company's common stock as of March 31, 1997 (approximately $0.328). These restricted shares were issued in May 1997 and contain certained registration rights.

         The Company relied upon the exemptions from registration contained in Sections 4(2) and 4(6) of the 1933 Act, on the basis that the offer and sale of the shares did not involve any public offering. All of the foregoing shares were issued with the appropriate restrictive legend.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION.

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


For the twelve month period ended January 31, 1998 compared to the twelve month period ended January 31, 1997:

         Revenues are derived from sales of the dietary fat sequestrant product and an appetite suppressant under the name SeQuester(R), a chromium based dietary supplement product sold under the name ChromaQuest(TM) and, commencing in October 1996, from PhytoQuest(TM), a dietary supplement designed to reduce cholesterol from the food you eat. Gross Revenues for the twelve months ended January 31, 1998 were $1,517,666 compared to $4,144,295 for the twelve months ended January 31, 1997, or a 63% decrease. Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $732,388 for the twelve months ended January 31, 1998 and $2,845,590 for the twelve months ended January 31, 1997 or a 74% decrease.

         The significant decrease in Gross Revenues is attributed to a decrease in sales and an increase in the rate of returns. The decrease in sales is due to a lack of adequate financing to continue the Company's advertising campaign. The increase in the rate of refunds and returns resulted primarily from (i) return of dated products which had remained unsold by retailers and which could not be resold, (ii) disposal by retailers of unsaleable products and (iii) an increase in the reserve recorded for estimated sales returns.


                                                               Twelve Months Ended
                                                               -------------------
                                                         January 31, 1998           January 31, 1997
                                                     -----------------------    --------------------
                                                     $                   %      $                %
Gross Revenues                                       1,517,666           100    4,144,295        100
                                                     ---------           ---    ---------        ---

Discounts:
         Refunds and Returns                           675,071            44      698,743         17
         Introductory and Promotional                   53,770             4      224,685          5
         Co-op Advertising                              33,923             2      292,355          7
         Other                                          22,514             2       82,922          2
                                                     ---------           ---    ---------        ---
         Total Discounts                               785,278            52    1,298,705         31
                                                     ---------           ---    ---------        ---
         Net Revenues                                  732,388            48    2,845,590         69
                                                     =========           ===    =========        ===

         Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary products for the twelve month period ended January 31, 1998 was $758,631 or 104% of Net Revenues which provided a Gross (Loss) of ($26,243) or (4%) of Net Revenues. For the twelve month period ended January 31, 1997, the Cost of Sales was $1,104,520 or 39% of Net Revenues, which provided a Gross Profit of $1,741,070 or 61% of Net Revenues. The decrease in the Gross Profit percentage resulted from an increase in the rate of returns and an increase in the allowance for obsolescence. The increase in the rate of refunds and returns resulted primarily from (i) return of dated products which had remained unsold by retailers and which could not be resold and (ii) disposal by retailers of unsaleable products. In addition, the Company increased its allowance for obsolescence and expensed deteriorated products both of which were charged to cost of goods sold during the fiscal year ended January 31, 1998. The allowance for obsolescence is maintained at an amount management deems adequate to cover unsaleable inventory. In determining the allowance to be maintained, management evaluates many factors including alternate uses and a specific review for items no longer saleable.


                                                     Twelve Months Ended

                                              January 31, 1998             January 31, 1997
                                            --------------------          -------------------
                                            $                %            $               %
         Net Revenues                        732,388         100          2,845,590       100
         Cost of Goods Sold                  758,631         104          1,104,520        39
                                            --------         ---          ---------       ---
         Gross (Loss) Profit                ( 26,243)        ( 4)         1,741,070        61
                                            ========         ===          =========       ===


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

         Advertising expense decreased significantly to $317,828 for the twelve months ended January 31, 1998 from $1,479,124 for the twelve months ended January 31, 1997. Advertising expenses for the twelve months ended January 31, 1998 included testing of TV spot commercials in selected markets and utilization of prepaid radio barter advertising. Lack of adequate financing curtailed continuance of the TV scheduling during this period. The Company is currently evaluating all of its marketing and distribution programs.

         Selling and Marketing expenses decreased to $641,212 for the twelve months ended January 31, 1998 from $893,884 for the twelve months ended January 31, 1997. The Company experienced decreases in sales commissions and freight due to a reduction in sales and decreases in office, salaries and travel expenses during the twelve months ended January 31, 1998. The decreases were partially offset by increases in coupon expense and consulting fees. Selling and Marketing expenses are expected to continue to decrease during the remainder of 1998.

         General and Administrative expenses decreased to $1,213,258 for the twelve months ended January 31, 1998 from $1,812,517 for the twelve months ended January 31, 1997. The Company experienced decreases in legal fees, salaries, travel, insurance and office expenses, which were partially offset by increases in bad debt expense, shareholder expense and consulting fees. General and Administrative expenses are expected to continue to decrease during the remainder of 1998.

         Interest expense decreased to $5,142 for the twelve months ended January 31, 1998 from $78,394 for the twelve months ended January 31, 1997. Interest expense for the twelve months ended January 31, 1998 reflects reduced principal balances on short term loans from stockholders, which were converted to equity as of March 31, 1997.

         In April 1996, the Company settled certain advertising litigation resulting in a gain of $845,482 and settled certain litigation, resulting in a loss of $80,000, regarding a former sales broker in order to avoid the costs inherent in defending the action. In August 1996, the Company settled certain litigation regarding a license agreement and royalties with Effective Health Inc., a wholly-owned subsidiary of Interactive Medical Technologies Ltd., which resulted in a net gain of $151,245. In December 1996, the Company approved a proposed administrative consent order with the FTC regarding alleged unsubstantiated advertising claims which requires the Company to pay $150,000 to the FTC. In February 1997, the Company settled certain other disputed and doubtful claims for the sum of $24,000 to avoid further litigation costs inherent in defending the action. In September 1997, the Company completed settlement of certain litigation resulting from a management consulting agreement and related matters for the aggregate cash payment of $230,000 to the Company. The balance of prepaid consulting fees of $241,150 remaining after the settlement was recorded as a loss.

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

         Interest income of $5,941 for the twelve months ended January 31, 1998 is the result of interest earned on a certificate of deposit of $100,000 which the Company had pledged as collateral and subsequently cashed and transferred to an escrow account in accordance with the terms of a consent order with the Federal Trade Commission.

         The provision for income taxes is the minimum for the States of New Jersey and California Franchise taxes. No provision was made for Federal income tax since the Company has significant net operating loss carryforwards.

         The net loss for the twelve month period ended January 31, 1998 of $2,440,692 was incurred principally as a result of (i) a decrease in sales and an increase in the rate of returns, (ii) an increase in the allowance for inventory obsolescence and expense for deteriorated products and (iii) the write-off of the balance of prepaid consulting fees subsequent to a litigation settlement. The net loss for the twelve month period ended January 31, 1997 of $1,852,365 was the result of gains on settlement of certain litigation matters which were offset by a loss from operations.

         Net loss per common share was $1.34 for the twelve months ended January 31, 1998 and $1.27 for the twelve months ended January 31, 1997 based on the weighted average shares of common stock outstanding. The net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

         The Company believes that net losses for the period from inception through January 31, 1998 are consistent with the initial development of the Company, its major advertising campaign and its introduction of the SeQuester(R) products.


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

                                                          Twelve Months Ended

                                                    January 31, 1997           January 31, 1996
                                                -----------------------    --------------------
                                                $                   %      $                %
Gross Revenues                                  4,144,295           100    7,017,442        100
                                                ---------           ---    ---------        ---

Discounts:
         Refunds and Returns                      698,743            17      212,398          3
         Introductory and Promotional             224,685             5      470,067          6
         Co-op Advertising                        292,355             7      352,787          5
         Other                                     82,922             2      120,958          2
                                                ---------           ---    ---------        ---
         Total Discounts                        1,298,705            31    1,156,210         16
                                                ---------           ---    ---------        ---
         Net Revenues                           2,845,590            69    5,861,232         84
                                                =========           ===    =========        ===


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

                                                                 Twelve Months Ended
                                                                 -------------------
                                                  January 31, 1997                January 31, 1996
                                            ---------------------------         --------------------
                                            $                      %            $                     %
         Net Revenues                       2,845,590              100          5,861,232        100
         Cost of Goods Sold                 1,104,520               39          1,422,088         24
                                            ---------              ---          ---------        ---
         Gross Profit                       1,741,070               61          4,439,144         76
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

         In April 1996, the Company settled certain advertising litigation resulting in a gain of $845,482 and settled certain litigation, resulting in a loss of $80,000, regarding a former sales broker in order to avoid the costs inherent in defending the action. In August 1996, the Company settled certain litigation regarding a license agreement and royalties with Effective Health Inc., a wholly-owned subsidiary of Interactive Medical Technologies Ltd., which resulted in a net gain of $151,245. In December 1996, the Company approved a proposed administrative consent order with the FTC regarding alleged unsubstantiated advertising claims which requires the Company to pay $150,000 to the FTC. In February 1997, the Company settled certain other disputed and doubtful claims for the sum of $24,000 to avoid further litigation costs inherent in defending the action.

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

         Net loss per common share was $1.27 for the twelve months ended January 31, 1997 and $2.69 for the twelve months ended January 31, 1996 based on the weighted average shares of common stock outstanding. The net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

Liquidity and Capital Resources

         Since inception, the Company has received capital for operations and development from private investors in the Company's securities, issuance of private party debt, loans from stockholders and financing from factors as well as revenues from operations. Through January 31, 1998, revenues from operations have been insufficient to satisfy operating expenses, product development and legal costs. The Company, therefore has been dependent on the private placement of securities and loans from private investors and stockholders.

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

         As shown in the accompanying financial statements, the Company has incurred net losses from inception to January 31, 1998 of $10,298,365 including net losses of $2,440,692 and $1,852,365 during the fiscal years ended January 31, 1998 and 1997, respectively.

         Management devoted considerable effort during the twelve months ended January 31, 1998 and 1997 and towards (i) obtaining additional equity financing
(ii) settlement of remaining litigation matters (iii) reduction of salaries and general and administrative expenses (iv) reduction of inventories (v) management of accounts payable and (vi) evaluation of its distribution and marketing methods.

         The Company has embarked on new marketing methods including general nutrition outlets and a mail order program. In addition, the Company is actively pursuing potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment.

         Management has reduced its administrative expenses and anticipates additional distribution methods for its SeQuester(R) products during the remainder of 1998. The Company introduced an appetite suppressant and a chromium based dietary supplement in December, 1995 and a phytosterol based dietary supplement in October 1996.

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

         Through January 31, 1998, an aggregate of 400 shares of outstanding preferred stock were converted into 4,825,142 shares of Company common stock.

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

         As of January 31, 1998, the Company's working capital position decreased to $44,325 from $639,789 at January 31, 1997. Decreases in current assets include decreases in cash of $334,097, accounts receivable, net of $213,176, inventory, net of $1,037,581 and other assets of $7,173. Changes in current liabilities include decreases in accounts payable of $459,185, FTC payable of $83,328 and accrued advertising of $225,849 offset by increases in accrued expenses, net of $84,590, commissions payable of $12,230 and customer credit balances of $31,978. Notes payable and loans from stockholders decreased $356,999. Current assets decreased a net of $1,592,027 and current liabilities decreased a net of $996,563 for the twelve months ended January 31, 1998. The net loss for the twelve months ended January 31, 1998 of $2,440,692 was reduced by non-cash charges for (i) depreciation and amortization of $641,470, (ii) issuance of stock of $25,624 in connection with settlement of litigation, (iii) issuance of stock of $41,437 for other expenses and (iv) reduction of prepaid consulting fees of $471,150 subsequent to a litigation settlement, to reconcile to net cash used in operating activities.

         Other non-cash items used in adjusting operating activities include provision for bad debt of $117,180 (accounts receivable), provision for obsolete inventory of $21,476 (inventory), inventory reduction for deteriorated products of $625,256 (inventory) and provision for refunds and returns of $167,785 (accrued expenses).

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

         Included in this Item 6. "Management's Discussion and Analysis of Operation" are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors (such as the availability of capital, the effectiveness of advertising and revised distribution and marketing methods) may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are filed as part of this Form
         10-KSB

         Financial Statements:                                                                   Page
         ---------------------                                                                   ----
                  Report of Independent Certified Public Accountants                             F-2

                  Consolidated Balance Sheets at
                  January 31, 1998 and January 31, 1997                                          F-3

                  Consolidated Statements of Operations for the
                  twelve months ended January 31, 1998 and 1997                                  F-4

                  Consolidated Statement of  Stockholders' Investment
                  for the twelve months ended January 31, 1998 and 1997                          F-5

                  Consolidated Statements of Cash Flows
                  for the twelve months ended January 31, 1998 and 1997                          F-6

                  Notes to Consolidated Financial Statements                                     F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors

         The Officers and Directors of the Company are:

                                                                                     Officer and/or
         Names and Addresses                Age      Position                        Director Since
         -------------------                ---      --------                        --------------
         Steven K. Karsh.                   52       President, Principal               1997
         31125 Via Colinas, Suite 904                Accounting Officer and
         Westlake Village, CA 91362                  Director

         Stephen R. Miller, M.D.            55       Director                           1996
         3000 East County Road, 400 North
         Muncie, IN  47303

Control Person

         Clark M. Holcomb
         31125 Via Colinas, Suite 904
         Westlake Village, CA 91362

         All directors hold office until the next annual meeting of stockholders, and until they or their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Steven K. Karsh: During the five year period prior to 1998, Mr. Karsh was a real estate executive including sales, investing and leasing both residential and commercial properties. His prior work experience also includes re-organizations and turnarounds for wholesale, retail and mass-merchandising corporations. Mr. Karsh became the President and a Director of the Company in October 1997. He is a graduate of Hunter College in New York, New York and Brooklyn College of Law, also in New York.

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

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth compensation paid by the Company for the three prior fiscal years ended January 31, 1998 to all its executive officers.



                           SUMMARY COMPENSATION TABLE


                                                   ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                        ------------------------------------------     ---------------------------------
                                                                                              AWARDS
                                                                                       ----------------------    PAYOUTS
                                                                                                     Under-      -------   All Other
                                                                                      Restricted     lying        LTIP     Compen-
Name and Current                                                      Other Annual      Stock        Options/    Payouts   sation
Principal Positions                     Year      Salary     Bonus    Compensation     Award(s)($)   SARs(#)       ($)       ($)
-------------------                     ----     -------     -----   -------------    ------------   --------    -------   -------

Steven K. Karsh                         1998           -          -        -               -            -            -        -
President and Principal Accounting      1997           -          -        -               -            -            -        -
  Officer                               1996           -          -        -               -            -            -        -

Wellington A. Ewen                      1998    $ 57,125          -        -               -           (3)           -        -
(former) President and Chief Financial  1997      86,875          -        -               -           (3)           -        -
  Officer                               1996      24,375          -        -               -           (3)           -        -

Bonnie L. Richards                      1998    $ 47,011          -  $ 3,469(1)            -           (3)           -        -
(former) Vice President and Secretary   1997      96,883          -    6,000(1)            -           (3)           -        -
                                        1996     104,423   $  7,500    9,556(1)            -           (3)           -        -

Denise van Daalen Wetters               1998    $ 54,659          -        -               -           (4)           -        -
(former) Chief Administrative Officer   1997      81,623          -        -               -           (4)           -        -
                                        1996      69,000          -  $ 5,833(2)            -           (4)           -        -

Clark M. Holcomb                        1998    $ 87,964          -  $ 6,889(5)            -            -            -        -
(former) Chairman of the Board,         1997      99,673          -   11,815(5)            -            -            -        -
President and Chief Executive Officer   1996    (5)               -   25,488(5)            -            -            -        -

(1) Other annual compensation for Bonnie L. Richards consists of an automobile allowance.

(2) Other annual compensation for Denise van Daalen Wetters consists of an automobile allowance (from August 1995 through January 1996), which was eliminated in February 1996.

(3) Includes 500,000 stock options. Refer to stock compensation plan described below.

(4) Includes 250,000 stock options. Refer to stock compensation plan described below.

(5) Other annual compensation for Clark M. Holcomb consists of an automobile allowance. No salary was paid during the fiscal year ended January 31, 1996.

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

         The exercise price for all options granted was fair market value on the date of grant. All such options vest on the date of grant, contain registration rights, and terminate ten years from date of grant. No options have been exercised through January 31, 1998. During October 1997, 500,000 previously issued options terminated.

         The Company offers group health insurance and other medical benefits to all its full-time employees. The Company has not adopted a retirement, pension or profit sharing plan. However, such plans may be adopted by the Company in the future upon authorization and approval by the Board of Directors.

         Directors received no compensation for their services as such for the three fiscal years ended January 31, 1998. The Company does not currently intend to pay directors any cash compensation for services, but will reimburse them for out-of-pocket expenses they may incur on behalf of the Company. No such expenses were reported or reimbursements provided for the fiscal year ended January 31, 1996. During the fiscal year ended January 31, 1997, $2,565 of such expenses were reimbursed. No such expenses were reported or reimbursements provided for the fiscal year ended January 31, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The table below sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 10, 1998 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding common stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

         Name and Address                              Number of Shares         Percentage
         of Beneficial Owner                         Beneficially  Owned        of Class(1)
         -------------------                         -------------------        -----------
         Clark M. Holcomb                                  527,000                  19%
         31125 Via Colinas, Suite 904
         Westlake Village, CA 91362

         Stephen R. Miller, M.D.                                   -0-               0%
         3000 East County Road, 400 North
         Muncie, IN  47303

         Steven Karsh                                              -0-               0%
         25312 Malibu Road
         Malibu, CA  90265

         Directors and Officers as                                 -0-               0%
         a Group


(1) Included for the purposes of this calculation are 2,838,207 shares of Common Stock outstanding as of April 10, 1998.

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

         Exhibit Number    Title of Exhibit
         --------------    ----------------
             3.1           Articles of Incorporation of the Company, as amended(1)

             3.2           Certificate of Amendment to the Articles of Incorporation(6)

             3.3           Bylaws of the Company, as amended(1)

             4.1           Warrant Agreement and Form of Warrant Applicable to the A, B, and C Warrants(1)

             10.1          First Amended License Agreement dated May 10, 1995(2)

             10.2          Agreement for National Network Radio Advertising, dated May 26, 1995, by and between the Company and Premiere Radio Networks, Inc.(3)

             10.3          Consulting Agreement and Stock Plan, dated February 1, 1996, by and between the
                           Company and Hy Ochberg(5)

             10.4          Indemnification Agreement, dated May 29, 1996, by and between the Company and
                           Wellington Ewen(6)

             10.5          Indemnification Agreement, dated May 29, 1996, by and between the Company and Dr.
                           Stephen Miller(6)

             10.6          Agreement Containing Consent Order, dated December 18, 1996, by and between the
                           Company and the Federal Trade Commission(6)

             10.7          SeQuester Holdings Incorporated 1997 Stock Plan(6)

             10.8          Agreement for Retirement of KCD Holdings Option Shares, dated September 12, 1996, by and between the Company and Denise van Daalen Wetters(6)

             10.9          Agreement for Retirement of KCD Holdings Option Shares, dated September 12, 1996, by and between the Company and Wellington Ewen(6)

             10.10         Amendment to Employment Agreement, dated March 26, 1997, by and between the Company and Denise van Daalen Wetters(6)

             10.11         Amendment to Employment Agreement, dated March 26, 1997, by and between the Company and Wellington Ewen(6)

             10.12         Letter Agreement for Conversion of Outstanding Debt, dated March 24, 1997, by and between the Company and Pelle Leather, Ltd.; Growth Science Ventures, Inc.; L.E.
                           International Ltd.; Phillip Dascher; Joseph Tischler; Gerald Epstein; and
                           Stuart Needleman(6)

             10.13         Consulting Services Agreement, dated March 24, 1997, by and between the Company and
                           Mike Ditka(6)

             10.14         Consulting Services Agreement, dated April 15, 1997, by and between the Company and
                           Gerald Hatto(6)

             10.15         Termination Agreement, dated April 15, 1997, by and between the Company and Gerald
                           Hatto(6)

             10.16         Stock Option Grant Agreement, dated March 26, 1997, by and between the Company and
                           Wellington Ewen(6)

             10.17         Stock Option Grant Agreement, dated March 26, 1997, by and between the Company and
                           Denise van Daalen Wetters(6)

             10.18         Stock Option Grant Agreement, dated March 26, 1997, by and between the Company and
                           Gerald Hatto(6)

             10.19         Amendment to Stock Option Grant Agreement, dated April 15, 1997, by and between the
                           Company and Bonnie Richards(6)

             10.20         Regulation S Distribution Agreement, dated March 29, 1996, by and between the Company and Berkshire International Finance(6)

             10.21         Covenant Agreement, dated March 29, 1996, by and between the Company and Berkshire
                           International Finance(6)

             10.22         Amendment to Regulation S Distribution Agreement, dated April 17, 1996, by and between the Company and Berkshire International Finance(6)

             10.23         Regulation S Distribution Agreement, dated June 26, 1996, by and between the Company and Berkshire International Finance(6)

             10.24         Covenant Agreement, dated June 26, 1996, by and between the Company and Berkshire
                           International Finance(6)

             10.25         Offshore Securities Subscription Agreement(6)

             10.26         Warrant Agreement dated April 15, 1997, by and between the Company and Berkshire
                           International Finance(6)


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

(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 30, 1997, and incorporated herein by this reference.

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


                                           SEQUESTER HOLDINGS, INCORPORATED
(Registrant)

Dated May 12, 1998                         By: /s/ Steven K. Karsh
                                               -------------------
                                                 Steven K. Karsh
                                                 President

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


         Signature                                            Title                                        Date
         ---------                                            -----                                        ----
/s/ Steven K. Karsh                         President, Principal Accounting Officer,                May 12, 1998
---------------------------------
Steven K. Karsh                             and Director


/s/ Stephen R. Miller, M.D.                 Director                                                May 12, 1998
---------------------------------
Stephen R. Miller, M.D.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



         Report of Independent Certified Public Accountants                 F-2

         Consolidated Balance Sheets at
         January 31, 1998 and January 31, 1997                              F-3

         Consolidated Statements of Operations for the
         twelve months ended January 31, 1998 and 1997                      F-4

         Consolidated Statement of  Stockholders' Investment
         for the twelve months ended January 31, 1998 and 1997              F-5

         Consolidated Statements of Cash Flows
         for the twelve months ended January 31, 1998 and 1997              F-6

         Notes to Consolidated Financial Statements                         F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
SeQuester Holdings, Incorporated

We have audited the accompanying consolidated balance sheets of SeQuester Holdings, Incorporated (a Nevada corporation) and subsidiary (the "Company") as of January 31, 1998, and 1997, and the related consolidated statements of operations, stockholders' investment, and cash flows for the twelve month periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SeQuester Holdings, Incorporated and subsidiary as of January 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the twelve month periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company's revenues have declined substantially and the Company incurred net losses of $2,440,692 and $1,852,365 during the twelve month periods ended January 31, 1998 and 1997, respectively. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON


Los Angeles, California
March 27, 1998

                        SEQUESTER HOLDINGS, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                                                                    JANUARY 31, 1998     JANUARY 31, 1997
                                                                                    ----------------     ----------------
     CURRENT ASSETS:
          Cash (including restricted cash of $32,559 as of January 31, 1998)          $    75,020           $   409,117
          Accounts receivable, net                                                        169,862               371,271
          Accounts receivable - other, net                                                      -                 5,650
          Due from officers and employees                                                       -                 6,117
          Inventory                                                                     1,110,809             2,148,390
          Other                                                                                 -                 7,173
                                                                                      -----------           -----------
               Total current assets                                                     1,355,691             2,947,718
                                                                                      -----------           -----------

     PROPERTY AND EQUIPMENT, net                                                           50,370               101,256
                                                                                      -----------           -----------

     OTHER ASSETS:
          Deposits                                                                          1,391                 4,888
          Intangibles, net                                                                  1,815                 2,074
                                                                                      -----------           -----------
             Total other assets                                                             3,206                 6,962
                                                                                      -----------           -----------
                Total assets                                                          $ 1,4090,267          $ 3,055,936
                                                                                      ============          ===========


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

     CURRENT LIABILITIES:
          Accounts payable                                                            $   626,998           $ 1,086,183
          Accrued expenses                                                                385,010               300,420
          Accrued advertising                                                                   -               225,849
          Customer credit balances                                                        207,912               175,934
          Commissions payable                                                              49,774                37,544
          FTC payable                                                                      41,672               125,000
          Loans from stockholders                                                               -               356,999
                                                                                      -----------           -----------
                Total current liabilities                                               1,311,366             2,307,929
                                                                                      -----------           -----------

         Commitments and contingencies (see Notes)

     STOCKHOLDERS' INVESTMENT:
          Convertible Preferred stock, par value $1,000 per share; 5000 shares authorized; issued and outstanding 350 shares of series A as of
             January 31, 1998 and 375 shares of series A as of January 31, 1997           350,000               375,000
          Common stock, par value  $.002 per share; 25,000,000 shares authorized; issued and outstanding 22,846,109 shares as of
              January 31, 1998 and 14,623,725 shares as of January 31, 1997                45,692                29,247
          Additional paid in capital                                                   10,508,670             9,341,004
          Accumulated deficit                                                         (10,298,365)           (7,857,673)
          Prepaid advertising and consulting fees                                        (508,096)           (1,139,571)
                                                                                      -----------           -----------
                Total stockholders' investment                                             97,901               748,007
                                                                                      -----------           -----------
                    Total liabilities and stockholders' investment                    $ 1,409,267           $ 3,055,936
                                                                                      ===========           ===========

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE TWELVE MONTHS ENDED JANUARY 31, 1998 AND 1997


                                                            1998                 1997
                                                        -----------          -----------
         Net Revenues                                    $  732,388           $2,845,590
         Cost of Goods Sold                                 758,631            1,104,520
                                                        -----------          -----------

         Gross (Loss) Profit                                (26,243)           1,741,070
                                                        -----------          -----------

         Operating Expenses:
            Advertising                                     317,828            1,479,124
            Selling and  marketing                          641,212              893,884
            General and administrative                    1,213,258            1,812,517
                                                        -----------          -----------
                                                          2,172,298            4,185,525
                                                        -----------          -----------

         Loss from Operations                            (2,198,541)          (2,444,455)
                                                        -----------          -----------

         Non - Operating Income (Expense):
            Interest expense                                 (5,142)             (78,394)
            Interest income                                   5,941                    -
            Litigation settlements, net                    (241,150)             742,227
            Payments to officer and stockholder                   -              (70,143)
                                                        -----------          -----------
                                                           (240,351)             593,690


                                                        -----------          -----------
         Loss before Income Taxes                        (2,438,892)          (1,850,765)

         Provision for Income Taxes                           1,800                1,600
                                                        -----------          -----------


         Net Loss                                       ($2,440,692)         ($1,852,365)
                                                        ===========          ===========

         Weighted average shares of
             common stock outstanding                     1,825,815            1,458,788
                                                        ===========          ===========

         Basic Net Loss per Share*                           ($1.34)              ($1.27)
                                                        ===========          ===========

         * The basic net loss per share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

                        SEQUESTER HOLDINGS, INCORPORATED

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT

              FOR THE TWELVE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                         Preferred Stock                     Common Stock
                                         ---------------                     ------------           Additional      Accumulated '
                                 Number of shares   Par value   Number of shares    Par value     Paid In Capital     Deficit
                                 ----------------   ---------   ----------------    -----------   ---------------   ----------- -
Balance January 31, 1996                       -         $ -         16,602,000        $33,204     $ 8,365,580      ($6,005,306)

Common stock retired,
   advertising settlement                      -           -           (640,000)        (1,280)     (1,918,720)               -

Issuance of common stock
   in litigation settlement                    -           -             40,000             80          59,920                -

Common stock retired,
   consulting services                         -           -           (155,200)          (310)     (1,047,290)               -

Common stock retired,
   satisfaction of loan                        -           -         (3,800,000)        (7,600)              -                -

Issuance of common stock
   for cash, consulting and
   other services                              -           -            556,898          1,113         834,782                -

Issuance of common stock
   in private placements                       -           -          1,895,027          3,790       2,853,232                -

Issuance of common stock
   for satisfaction of debt                    -           -            125,000            250         249,750                -

Issuance of convertible
   preferred stock in
   private placement                         375     375,000                  -              -         (56,250)               -

Net loss for twelve months
   ended January 31, 1997                      -           -                  -              -               -       (1,852,365)

Amortization of prepaid
   advertising and consulting
   fees                                        -           -                  -              -               -                -

                                 ----------------   ---------    ---------------    -----------   ------------      -----------
Balance January 31, 1997                     375     375,000         14,623,725         29,247       9,341,004       (7,857,673)

Issuance of convertible
   preferred stock in
   private placement                         375     375,000                  -              -         (56,250)               -

Conversion of preferred
   stock                                    (400)   (400,000)         4,825,142          9,650         390,350                -

Issuance of common stock
   for consulting services                     -           -          2,000,000          4,000         426,000                -

Common stock retired,
   consulting services                         -           -           (150,000)          (300)              -                -

Issuance of common stock
   in litigation settlement                    -           -             20,000             40          25,584                -

Conversion of debt to
   common stock                                -           -          1,047,242          2,095         341,505                -

Issuance of common stock
   for preferred stock option                  -           -            300,000            600          18,337                -

Issuance of common stock
   under subscription agreement
   dated October 26, 1994                      -           -            180,000            360          22,140                -

Amortization of prepaid
   advertising and consulting
   fees                                        -           -                  -              -               -                -

Reduction of prepaid consulting
   fees - litigation settlement                -           -                  -              -               -                -

Net loss for twelve months
   ended January 31, 1998                      -           -                  -              -               -       (2,440,692)


                                 ===============    ========     ==============     ==========    ============      ===========
Balance January 31, 1998                     350    $350,000         22,846,109        $45,692     $10,508,670     ($10,298,365)
                                 ===============    ========     ==============     ==========    ============      ===========




                                      Equity           Stockholders'
                                    Reductions          Investment
                                    ----------         -------------
Balance January 31, 1996           ($3,518,111)        ($1,124,635)

Common stock retired,
   advertising settlement            1,380,238            (539,762)

Issuance of common stock
   in litigation settlement                  -              60,000

Common stock retired,
   consulting services               1,047,600                   -

Common stock retired,
   satisfaction of loan                      -              (7,600)

Issuance of common stock
   for cash, consulting and
   other services                     (735,000)            100,895

Issuance of common stock
   in private placements                     -           2,857,022

Issuance of common stock
   for satisfaction of debt                  -             250,000

Issuance of convertible
   preferred stock in
   private placement                         -             318,750

Net loss for twelve months
   ended January 31, 1997                    -          (1,852,365)

Amortization of prepaid
   advertising and consulting
   fees                                685,702             685,702

                                    ----------             -------
Balance January 31, 1997            (1,139,571)            748,007

Issuance of convertible
   preferred stock in
   private placement                         -             318,750

Conversion of preferred
   stock                                     -                   -

Issuance of common stock
   for consulting services            (430,000)                  -

Common stock retired,
   consulting services                       -                (300)

Issuance of common stock
   in litigation settlement                  -              25,624

Conversion of debt to
   common stock                              -             343,600

Issuance of common stock
   for preferred stock option                -              18,937

Issuance of common stock
   under subscription agreement
   dated October 26, 1994                    -              22,500

Amortization of prepaid
   advertising and consulting
   fees                                590,325             590,325

Reduction of prepaid consulting
   fees - litigation settlement        471,150             471,150

Net loss for twelve months
   ended January 31, 1998                    -          (2,440,692)


                                    ==========         ============
Balance January 31, 1998             ($508,096)            $97,901
                                    ==========         ============

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE TWELVE MONTHS ENDED JANUARY 31, 1998 AND 1997


                                                                                                19998              1997
                                                                                            -------------      -------------
     CASH FLOWS FROM OPERATING ACTIVITIES:

                 Net Loss                                                                     ($2,440,692)       ($1,852,365)

                 Adjustments to reconcile Net Loss to net cash used in operating activities:
                     Depreciation and amortization                                                641,470            769,062
                     Reduction of prepaid consulting fees                                         471,150                  -
                     Stock issued for advertising and other expenses                               41,437             85,595
                     Litigation settlements                                                        25,624           (479,762)
                     Provision for bad debts                                                      117,180             (4,343)
                     Provision for obsolete inventory                                              21,476            121,535
                     Inventory reduction for deteriorated products                                625,256                  -
                     Provision for refunds and returns                                            167,785            207,215
                                                                                            --------------     --------------
                                                                                                 (329,314)        (1,153,063)
                                                                                            --------------     --------------


                     (Increase) / decrease in current assets:
                          Accounts receivable                                                      95,996            117,468
                          Inventory                                                               390,849         (1,405,378)
                          Other current assets                                                      7,173              2,547
                          Deposits                                                                  3,497               (950)
                      Increase / (decrease) in current liabilities:
                          Accounts payable                                                       (459,185)           249,699
                          Accrued expenses                                                        (83,195)          (130,806)
                          Accrued advertising                                                    (225,849)            52,432
                          Royalties payable                                                             -           (150,515)
                          Customer credit balances                                                 31,978            175,934
                          Commissions payable                                                      12,230              5,596
                          FTC payable                                                             (83,328)           125,000
                                                                                            --------------     --------------
                                                                                                 (309,834)          (958,973)
                                                                                            --------------     --------------
                 Net cash used in operating activities                                           (639,148)        (2,112,036)
                                                                                            --------------     --------------




     CASH FLOWS FROM FINANCING ACTIVITIES:

                 Retirement of common stock                                                          (300)            (7,600)
                 Proceeds from sale of common stock                                                     -          2,872,322
                 Proceeds from sale of preferred stock                                            318,750            318,750
                 Note payable                                                                           -           (371,018)
                 Loans from stockholders, net                                                     (13,399)          (339,580)
                                                                                            --------------     --------------
                 Net cash provided by financing activities                                        305,051          2,472,874

     NET (DECREASE) INCREASE IN CASH                                                             (330,600)           359,888

     CASH,  BEGINNING BALANCE                                                                     409,117             48,279
                                                                                            --------------     --------------

     CASH,  ENDING BALANCE                                                                        $78,517           $408,167
                                                                                            ==============     ==============

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1998 AND 1997


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

Certain reclassifications were made to the 1997 consolidated financial statement presentation to conform with the 1998 consolidated financial statement presentation.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition -- The Company recognizes revenue from wholesalers, distributors and retailers at the time of shipment, net of sales returns and allowances. The Company maintains a reserve for returns which management considers adequate to cover estimated losses. In determining the reserve to be maintained, management evaluates many factors including items which may be resold and historical loss experience. The reserve for returns was $375,000 at January 31, 1998 and $207,215 at January 31, 1997.

Significant customers accounting for 52.0% of gross revenues for the fiscal year ended January 31, 1998 include Wal-Mart Stores 13.1%, Walgreens 7.9%, Rite Aid Corp. 6.5%, Target Stores 5.6%, Eckerd Drug 5.4%, K-Mart Corp. 3.2%, Mark Stevens (CVS, Inc.) 3.0%, Bergen Brunswig 2.7%, American Drug Stores 2.5%, and McKesson Drug Company 2.1%. Significant customers accounting for 52.3% of revenues for the fiscal year ended January 31, 1997 include Wal-Mart Stores 26.1%, K-Mart Corp. 13.7% and American Drug Stores 12.5%.

(b) Fair Value of Financial Instruments and Credit Risk -- The carrying value of cash, receivables and payables approximates their fair values due to the relatively short maturity of these instruments.

(c) Allowance for Doubtful Accounts -- In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts at January 31, 1998 and 1997 was $225,000 and $47,820 for trade receivables.

(d) Advertising -- The Company expenses advertising costs as incurred.

(e) Inventory -- Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:

                                                 January 31, 1998     January 31, 1997
                                                 ----------------     ----------------
         Product Units                             $ 1,047,824          $ 2,030,635
         Packaging and Product Displays                195,277              212,035
         Shipping Supplies                              10,719               10,666
         Consignment                                         -               16,589
                                                  ------------          -----------
                                                     1,253,820            2,269,925
         Less Allowance for Obsolescence          (    143,011)        (    121,535)
                                                  ------------         ------------
                                                  $  1,110,809          $ 2,148,390
                                                  ============          ===========

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

(h) Loss Per Common Share -- Loss per common share is based on the weighted average number of common shares outstanding. Potentially dilutive securities have not been considered in determining the weighted average number of shares outstanding as their effect would either be antidilutive or result in no material dilution of earnings per share. The net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

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

       - The Company has a significant accumulated deficit and has incurred substantial losses from operations for the period from inception through January 31, 1998.

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


3.       REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's revenues have declined substantially and the Company has incurred net losses from inception to January 31, 1998 of $10,298,365 including net losses of $2,440,692 and $1,852,365 during the fiscal years ended January 31, 1998 and 1997, respectively. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the fiscal years ended January 31, 1998 and 1997, towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters
(iii) reduction of salaries and general and administrative expenses (iv) reduction of inventories (v) management of accounts payable and (vi) evaluation of its distribution and marketing methods. In addition, during the fiscal year ended January 31, 1998, the Company sold additional shares of preferred stock and exchanged debt and services for equity; however, there are no assurances that private capital will continue to be available.

The Company has embarked on new marketing methods including general nutrition outlets and a mail order program. In addition, the Company is actively pursuing potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

4.       REVENUES

In the normal course of business during the twelve month periods ended January 31, 1998 and 1997, the Company granted its customers a variety of discounts. The discounts granted were as follows:

                                                        1998                  1997
                                                        ----                  ----
         Gross Revenues                             $  1,517,666           $  4,144,295
                                                    ============           ============
         Discounts:
                  Refunds and Returns                    675,071                698,743
                  Introductory and Promotional            53,770                224,685
                  Co-op Advertising                       33,923                292,355
                  Other                                   22,514                 82,922
                                                    ------------           ------------
                  Total Discounts                        785,278              1,298,705
                                                    ------------           ============
                  Net Revenues                      $    732,388           $  2,845,590
                                                    ============           ============


5.       CUSTOMER CREDIT BALANCES

Customer credit balances consist of pending customer claims for co-op advertising, refunds and returns and other discounts.


6.       PROPERTY AND EQUIPMENT

                                                           1998           1997
                                                           ----           ----
         Product Tooling                             $  43,900            43,900
         Machinery and Equipment                        79,280            79,280
         Furniture and Fixtures                              -             6,231
         Computer Equipment                             31,198            31,198

         Leasehold Improvements                              -            54,291
                                                     ---------           ------
                                                       154,378           214,900
         Less Accumulated Depreciation                (104,008)         (113,644)
                                                     ---------          --------
                                                     $  50,370         $ 101,256
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

8.       LOANS PAYABLE TO STOCKHOLDERS AND COLLATERALIZED PROMISSORY NOTE

(a) In March 1997, the Company entered into an agreement with certain stockholders to convert the outstanding principal balance of their loans as of March 31, 1997, which was $343,600, to 1,047,242 restricted common shares of Company stock. The principal balance of such loans was converted at a price 25% below the closing bid price of the Company's common stock as of March 31, 1997 (approximately $0.328). These restricted shares were issued in May 1997 and contain certain registration rights.

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


9.       INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through January 31, 1998, the Company incurred net operating losses for tax purposes of approximately $8,866,000. Differences between financial statement and tax losses consist primarily of amortization, allowance for doubtful accounts, and termination of sub-chapter S status for a subsidiary in connection with a merger in October, 1994. The net operating loss carryforwards may be used to reduce taxable income through the year 2012. Net operating loss carryforwards for the State of California are approximately $5,160,000 and are generally available to reduce taxable income through the year 2002. Net operating loss carryforwards for the State of New Jersey are approximately $621,000 and are generally available to reduce taxable income through 2004. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. During the three taxable years ended January 31, 1998, the Company incurred a 50% or more change in ownership. Therefore, the availability of the Company's net operating loss carryforwards is limited. The provision for income taxes consists of the California and New Jersey state minimum taxes imposed on corporations.

The gross deferred tax asset balance as of January 31, 1998 was approximately $3,644,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards can not reasonably be assured.


10.      CONTRACTS AND AGREEMENTS

(a) Advertising Agreement -- In May 1995, the Company entered into an agreement with Premiere Radio Networks ("Premiere") for bartered advertising in the amount of $1,000,000. As consideration for this advertising, the Company issued 200,000 shares of restricted common stock to Premiere. As of January 31, 1998, $96,254 of unused advertising is currently available in connection with this agreement.

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

The exercise price for all options granted was fair market value on the date of grant. All such options vest on the date of grant, contain registration rights, and terminate ten years from date of grant. No options have been exercised through January 31, 1998. During October 1997, 500,000 previously issued options terminated, leaving a balance of 1,000,000 options outstanding at January 31, 1998.

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

(f) Leases -- The Company leases its office and business facilities in Westlake Village, California on a month-to-month basis. The Company also leases warehouse space on a month to month basis in Pine Brook, New Jersey. Rent expense incurred under all of these lease agreements is approximately $6,700 per month.


11.      STOCKHOLDERS' INVESTMENT

(a) Common Stock -- In February 1996, the Company amended and restated its Consulting Agreement and Stock Plan with a consultant, dated February 15, 1995 to extend the term of such agreement for an additional three (3) year period and, in June 1996, issued an additional 300,000 shares of Company common stock, to such consultant.

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

The Company is also contingently liable to issue up to an additional 360,000 shares of restricted common stock in connection with a settlement agreement. The Company has claims which partially offset this obligation.

In December 1997, the stockholders of the Company approved amendments to the Company's Articles of Incorporation to provide for a reverse stock split effective February 25, 1998 of the Company's common stock in the ratio up to one share for ten shares as the Board of Directors, in its discretion, may determine.

(b) Warrants -- The public warrants outstanding were issued as part of a 250,000 unit offering in August 1987. Each unit was offered at $0.75 and consisted of one share of common stock, four "A" warrants, four "B" warrants, and four "C" warrants.

In May 1996, the Company extended the date within which the outstanding warrants of the Company could be exercised to June 30, 1997. In May 1997, the Company extended the date within which the outstanding warrants of the Company could be exercised to June 30, 1998 and reduced the exercise price. Exercise of the extended warrants is subject to an effective registration statement with the Securities and Exchange Commission. The outstanding warrants of the Company at January 31, 1998 are as follows:

         Warrant Class            Amount Outstanding           Exercise Price
         -------------            ------------------           --------------
                  A                    398,850                  $  0.25
                  B                    488,600                     0.38
                  C                    488,600                     0.50
                                       -------
                                     1,376,050

No warrants were exercised during the twelve months ended January 31, 1998 and 1997.

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

In August 1997, the Company entered into an agreement with the convertible preferred stockholders to (i) delay conversion of the then remaining 460 outstanding series A preferred shares through November 30, 1997 and (ii) offer to sell to the Company the then remaining 460 outstanding series A preferred shares at par value at any time through November 30, 1997. As consideration for this agreement, the Company issued an aggregate of 300,000 shares of restricted common stock to such preferred stockholders.

Through January 31, 1998, an aggregate of 400 shares of outstanding preferred stock were converted into 4,825,142 shares of Company common stock.


12.      TRADEMARKS

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


13.      FEDERAL TRADE COMMISSION

The advertising and promotion of the Company's products is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTCA"). Among other requirements, the FTC requires that all claims made in advertising be truthful and substantiated in accordance with standards that have been developed by the FTC. The Company's advertising claims for its SeQuester(R) 1 product were recently the subject of inquiry by the Seattle Regional Office of the FTC which alleged that previous claims for the SeQuester(R) 1 product were false and/or unsubstantiated in violation of the FTCA. On December 18, 1996, the Company's Board of Directors approved a proposed administrative consent order which, was given final approval by the FTC on June 16, 1997, and requires the Company to pay $150,000 to the FTC over a twelve-month period and maintain adequate substantiation for future advertising claims. The consent order also requires the Company to maintain adequate substantiation for the future advertising claims and imposes joint and several liability for the $150,000 payment to the FTC between the Company and Ms. Richards. The Company has pledged and transferred to an escrow account $125,000 in cash and has issued a security agreement which covers $25,000 of inventory to secure the payment of the indebtedness to the FTC. The balance due to the FTC was $41,672 at January 31, 1998. The Company, Mr. Holcomb and Ms. Richards will be subject to substantial monetary penalties in the event of non-compliance with the consent order. Such penalties, if imposed, could have a material adverse effect on the Company.


14.      LITIGATION

In April 1996, the Company settled certain advertising litigation resulting in a gain of $845,482 and settled certain litigation, resulting in a loss of $80,000, regarding a former sales broker in order to avoid the costs inherent in defending the action. In August 1996, the Company settled certain litigation regarding a license agreement and royalties with Effective Health Inc., a wholly-owned subsidiary of Interactive Medical Technologies Ltd., which resulted in a net gain of $151,245. In December 1996, the Company approved a proposed administrative consent order with the FTC regarding alleged unsubstantiated advertising claims which requires the Company to pay an aggregate of $150,000 to the FTC. In February 1997, the Company settled certain other disputed and doubtful claims for the sum of $24,000 to avoid further litigation costs inherent in defending the action. In September 1997, the Company completed settlement of certain litigation resulting from a management consulting agreement and related matters for the aggregate cash payment of $230,000 to the Company. The balance of prepaid consulting fees of $241,150 remaining after the settlement was recorded as a loss.

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

Geotermica, Ltd. vs. SeQuester Holdings, Incorporated, et. al.

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

In response to Geotermica's complaint, the Company filed a demurrer as to all causes of action, and as to the current and former directors. The demurrer was heard on October 30, 1997. The court issued its ruling on November 10, 1997, sustaining the Company's demurrer as to the causes of action for breach of contract and interference with contract and contractual relations in its entirety without leave to amend. The court sustained the Company's demurrer as to the cause of action for misrepresentation as to all parties except one former director and the Company. On

December 2, 1997, Geotermica served a motion for reconsideration. On February 18, 1998, the court granted the motion as to the first cause of action for breach of contract and denied it as to the second cause of action for interference with contract and contractual relations. In March 1998, Geotermica amended the first cause of action for breach of contract and misrepresentation. The Company continues to believe that the remaining allegations contained in the amended complaint are without merit. The Company intends to pursue a reasonable settlement in order to avoid the costs inherent in continued litigation.

SeQuester Incorporated vs. Prudential Insurance Company of America

In January 1998, SeQuester Incorporated filed a lawsuit in Los Angeles Superior Court against the Prudential Insurance Company of America, Pruco Securities Corporation, and Patrick C. Welch. The lawsuit alleges various damages including but not limited to alleged damages in the amount of $4 million for defendants' unauthorized disclosure of confidential information concerning Clark M. Holcomb which interfered with the economic relationships and prospective economic advantage of SeQuester. Management of the Company believes that the lawsuit is meritorious but is unable to determine the outcome at this time.

Except as otherwise indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of January 31, 1998.

As there is no assurance that the Company will prevail in any of the foregoing lawsuits, the Company may incur substantial expense in connection with this litigation. Any unfavorable settlement or judgment against the Company, in which the Company is a defendant, could have a material adverse effect upon the financial condition and operational results of the Company.

15.      UNAUDITED QUARTERLY RESULTS

Unaudited quarterly results of operations for each of the quarters in the twelve months ended January 31, 1998 and 1997:

                                                         Fiscal 1998 by Quarter
                                                         ----------------------
                                      First            Second          Third         Fourth          Year
                                     ------------     -----------    -----------   -----------     -----------
Revenues                             $    260,675     $   291,341    $   156,725    $   23,647    $   732,388
Gross profit (loss)                       164,246         163,988                     (89,499)
                                                                       (264,978)                     (26,243)
Litigation settlements, net (a)                 -               -      (241,150)             -      (241,150)
Net loss                                (700,486)       (262,451)      (985,652)     (492,103)    (2,440,692)
Net loss per share (b)                    ($0.46)         ($0.15)        ($0.51)       ($0.24)        ($1.34)

                                                         Fiscal 1997 by Quarter
                                                         ----------------------
                                      First            Second          Third         Fourth          Year
                                     ------------     -----------    -----------   -----------     -----------
Revenues                              $ 1,116,259    $    456,102    $   953,511   $   319,718              $
                                                                                                    2,845,590
Gross profit                              810,043
                                                           68,821        591,417       270,789      1,741,070
Litigation settlements, net (a)           765,482               -        151,245     (174,500)        742,227
Payments to officer
   and shareholder                       (70,143)               -              -             -       (70,143)
(c)                                       730,645       (893,683)      (555,432)   (1,133,895)    (1,852,365)
Net income (loss)
Net income (loss) per share (b)             $0.46         ($0.66)        ($0.39)       ($0.78)        ($1.27)

(a) In April 1996, the Company settled certain advertising litigation resulting in a gain of $845,482 and settled certain litigation, resulting in a loss of $80,000, regarding a former sales broker in order to avoid the costs inherent in defending the action. In August 1996, the Company settled certain litigation regarding a license agreement and royalties with Effective Health Inc., a wholly-owned subsidiary of Interactive Medical Technologies Ltd., which resulted in a net gain of $151,245. In December 1996, the Company approved a proposed administrative consent order with the FTC regarding alleged unsubstantiated advertising claims which requires the Company to pay an aggregate of $150,000 to the FTC. In February 1997, the Company settled certain other disputed and doubtful claims for the sum of $24,000 to avoid further litigation costs inherent in defending the action. In September 1997, the Company completed settlement of certain litigation resulting from a management consulting agreement and related matters for the aggregate cash payment of $230,000 to the Company. The balance of prepaid consulting fees of $241,150 remaining after the settlement was recorded as a loss.

(b) The net income (loss) per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

(c) On February 1, 1995 the Company agreed to loan Clark Holcomb, the President of the Company at that time, up to the principal amount of $2,000,000, from the Company's cash flow from operations, with interest payable at the rate of 8% per annum on the unpaid balance. The loan was payable on demand upon sixty days prior notice. In consideration for the loan, Mr. Holcomb agreed and acted to retire 2,000,000 shares of the Company's common stock owned by him and further agreed to personally guarantee and collateralize certain advertising agreements and future borrowings by the Company up to the principal balance of the loan. No salary was paid or accrued for Mr. Holcomb for the twelve months ended January 31, 1996. As of January 31, 1996, the balance of principal and interest receivable on this loan of $2,145,964 was determined to be uncollectible and was expensed during the twelve months ended January 31, 1996. In April 1996, Mr. Holcomb retired 3,800,000 shares of Company common stock personally owned by him in further satisfaction of the Company's outstanding loan receivable from him which was $2,223,707 at that date. An additional $70,143 was expensed during the twelve months ended January 31, 1997.

16.      SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

In January 1996, the Company issued 225,000 shares of common stock for management consulting services to be provided over a twenty-four month period. The Company recorded $1,518,750 (the value of the shares) as prepaid consulting fees which was offset to equity. In February 1996, these services were terminated and 155,200 of the shares issued were retired. Prepaid consulting fees were reduced by $1,047,600 (the value of the shares retired). The balance of the issued shares of 69,800 were in litigation. In September 1997, the Company completed settlement of this litigation for the aggregate cash payment of $230,000 to the Company. The balance of prepaid consulting fees of $241,150 remaining after the settlement was recorded as a loss.

During the twelve months ended January 31, 1998 and 1997, the Company paid interest of approximately $5,142 and $122,400.

During the twelve months ended January 31, 1996, the Company issued 1,267,500 shares of restricted common stock as consideration for $4,135,000 of advertising. In April 1996, in connection with a settlement agreement, 640,000 of the shares issued were retired and prepaid advertising was reduced by $1,380,238. During the twelve months ended January 31, 1998 and 1997, $48,483 and $423,860, respectively, of such advertising has been utilized by the Company with a remaining balance of prepaid advertising of $96,254 as of January 31, 1998.

In February 1996, the Company amended and restated its Consulting Agreement and Stock Plan with a consultant, to extend the term of such agreement for an additional three (3) year period and, in June 1996, issued an additional 300,000 shares of Company common stock, to such consultant for $735,000 of services and cash consideration of $15,000. In August 1997, the Company again restated its Consulting Agreement and Stock Plan with such consultant, dated February 1, 1996 to extend the term of such agreement for a three-year period commencing August 1, 1997 and issued 1,000,000 shares of registered Company common stock to such consultant. Services of $281,423 and $261,842 were expensed during the twelve months ended January 31, 1998 and 1997 respectively.

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

During the twelve months ended January 31, 1997, the Company issued 44,047 shares of restricted common stock to commission sales brokers and 10,000 shares of restricted common stock to packagers. Selling and marketing was expensed $70,595 and cost of goods sold was expensed $15,000. In February 1997, the Company issued 20,000 shares of common stock and paid $11,858 in cash in settlement of fees due to a former attorney and expensed $25,624 as the fair market value of the common stock.

In August 1997, the Company issued 300,000 shares of restricted common stock pursuant to an agreement with the convertible preferred stockholders and expensed $18,937 as the fair market value of the common stock. In October 1997, the Company issued an additional 180,000 shares of common stock pursuant to a Subscription Agreement dated October 26, 1994 and expensed $22,500 as the fair market value of the common stock.

In January 1997 (amended in March 1997), the Company entered into an agreement with Mike Ditka to render services as a performer in television commercials endorsing Company products and to provide other marketing services for a one-year period. In consideration for his services, Mr. Ditka received (i) a cash payment of $75,000 in January 1997 and (ii) 1,000,000 shares of the Company's restricted common stock in March 1997. Services of $260,417 were expensed during the twelve months ended January 31, 1998.

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

17.      SUBSEQUENT EVENTS

In December 1997, the stockholders of the Company approved amendments to the Company's Articles of Incorporation to provide for a reverse stock split of the Company's common stock in the ratio up to one share for ten shares as the Board of Directors, in its discretion, may determine. Such reverse split became effective in the ratio of one share for ten shares during February 1998. The net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.