Form 10QSB
period 1998-04-30
SEQUESTER HOLDINGS INC/NV
filed 1998-09-01
CIK 796628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 1998

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the transition period from________________to_______________

                       Commission file number:33-06827-LA

                        SEQUESTER HOLDINGS, INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                       95-4532103
--------------------------------------            ------------------------------
  (State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization number)               identification number)

31125 Via Colinas, Suite 904, Westlake Village, CA          91362
--------------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (818) 707-0301 not applicable
--------------------------------------------------------------------------------
 (former, name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

                                                        Outstanding at
      Class of Common Stock                              May 14, 1998
      ---------------------                              ------------
         $.002 par value                                   2,842,732

Transitional Small Business Disclosure Format       Yes [ ]    No [X]

            Number of sequentially numbered pages in the document: 26

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        SEQUESTER HOLDINGS, INCORPORATED

                                      Index

PART 1. - FINANCIAL INFORMATION                                                                        Page
                                                                                                       ----
           Item 1.   Financial Statements

                     Consolidated Balance Sheets at                                                    F-3
                     April 30, 1998 (unaudited) and January 31, 1998

                     Consolidated Statements of Operations for the three                               F-4
                     months ended April 30, 1998 (unaudited) and 1997
                     (unaudited)

                     Consolidated Statement of Stockholders' Investment (Deficit)                      F-5
                     for the three months ended April 30, 1998 (unaudited)

                     Consolidated Statement of Cash Flows                                              F-6
                     for the three months ended April 30, 1998 (unaudited)
                     and 1997 (unaudited)

                     Notes to Consolidated Financial Statements                                        F-7


           Item 2.   Management's Discussion and Analysis or Plan of                                   18
                     Operations.


PART II. - OTHER INFORMATION

           Item 1.   Legal Proceedings                                                                 25

           Item 2.   Changes in Securities                                                             25

           Item 6.   Exhibits and Reports on Form 8-K                                                  25


Signatures                                                                                             26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        SEQUESTER HOLDINGS, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                               APRIL 30, 1998     JANUARY 31, 1998
                                                                               --------------     ----------------
CURRENT ASSETS:
     Cash (including restricted cash of $10,311 as of April 30, 1998
     and $32,559 as of January 31, 1998)                                        $     24,112        $     75,020
     Accounts receivable, net                                                        198,440             169,862
     Inventory                                                                       904,575           1,110,809
                                                                                ------------        ------------
          Total current assets                                                     1,127,127           1,355,691
                                                                                ------------        ------------

PROPERTY AND EQUIPMENT, net                                                           45,282              50,370
                                                                                ------------        ------------

OTHER ASSETS:
     Deposits                                                                          1,391               1,391
     Intangibles, net                                                                  1,750               1,815
                                                                                ------------        ------------
        Total other assets                                                             3,141               3,206
                                                                                ------------        ------------
           Total assets                                                         $  1,175,550        $  1,409,267
                                                                                ============        ============


              LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                           $    698,215        $    626,998
     Accrued expenses                                                                276,086             385,010
     Customer credit balances                                                        251,725             207,912
     Commissions payable                                                              50,941              49,774
     FTC payable                                                                      10,424              41,672
                                                                                ------------        ------------
           Total current liabilities                                               1,287,391           1,311,366
                                                                                ------------        ------------

    Commitments and contingencies (see Notes)

STOCKHOLDERS' INVESTMENT (DEFICIT):
     Convertible Preferred stock, par value $1,000 per share; 5000 shares authorized; issued and outstanding 220 shares of series A as of
        April 30, 1998 and 350 shares of series A as of January 31, 1998             220,000             350,000
     Common stock, par value  $.002 per share; 25,000,000 shares authorized; issued and outstanding 2,842,732 shares as of
         April 30, 1998 and 22,846,109 shares as of January 31, 1998                   5,685              45,692
     Additional paid in capital                                                   10,689,938          10,508,670
     Accumulated deficit                                                         (10,646,701)        (10,298,365)
     Prepaid advertising and consulting fees                                        (380,763)           (508,096)
                                                                                ------------        ------------
           Total stockholders' investment (deficit)                                 (111,841)             97,901
                                                                                ------------        ------------
               Total liabilities and stockholders' investment (deficit)         $  1,175,550        $  1,409,267
                                                                                ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997

                                            1998               1997
                                        -----------        -----------
                                        (Unaudited)        (Unaudited)
Net Revenues                            $   153,880        $   260,675
Cost of Goods Sold                          206,233             96,429
                                        -----------        -----------

Gross (Loss) Profit                         (52,353)           164,246
                                        -----------        -----------

Operating Expenses:
   Advertising                                1,394            317,828
   Selling and marketing                     82,031            193,965
   General and administrative               211,558            349,696
                                        -----------        -----------
                                            294,983            861,489
                                        -----------

Loss from Operations                       (347,336)          (697,243)
                                        -----------        -----------

Non - Operating Income (Expense):
   Interest expense                              --             (5,142)
   Interest income                               --              3,699
                                        -----------        -----------
                                                 --             (1,443)


                                        -----------        -----------
Loss before Income Taxes                   (347,336)          (698,686)

Provision for Income Taxes                    1,000              1,800
                                        -----------        -----------


Net Loss                                $  (348,336)       $  (700,486)
                                        ===========        ===========

Weighted average shares of
    common stock outstanding              1,992,988          1,522,854
                                        ===========        ===========

Basic Net Loss per Share*               $     (0.17)       $    (0.46)
                                        ===========        ===========

* The basic net loss per share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT (DEFICIT)

                    FOR THE THREE MONTHS ENDED APRIL 30, 1998

                          Preferred Stock             Common Stock
                        ------------------       ---------------------
                        Number                    Number                     Additional
                          of        Par             of            Par         Paid In       Accumulated       Equity   Stockholders'
                        shares     value          shares         value        Capital         Deficit       Reductions    Investment
                        ------   ---------      ----------     --------     -----------    ------------     ----------   -----------
Balance
  January 31, 1998       350     $ 350,000      22,846,109     $ 45,692     $10,508,670    $(10,298,365)    $(508,096)    $  97,901

Reverse stock split       --            --     (20,561,476)     (41,123)         41,123              --            --            --

Conversion of
  preferred stock       (130)     (130,000)        505,734        1,011         128,989              --            --            --

Conversion of debt
  to common stock         --            --          52,365          105          11,156              --            --        11,261

Amortization of
  prepaid advertising
  and consulting fees     --            --              --           --              --              --       127,333       127,333

Net loss for three
  months ended
  April 30, 1998          --            --              --           --              --        (348,336)           --      (348,336)


                        ----     ---------     -----------     --------     -----------    ------------     ---------     ---------
Balance
  April 30, 1998         220     $ 220,000       2,842,732     $  5,685     $10,689,938    $(10,646,701)    $(380,763)    $(111,841)
                        ====     =========     ===========     ========     ===========    ============     =========     =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997

                                                                                   1998             1997
                                                                                ---------        ---------
                                                                               (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

          Net Loss                                                              $(348,336)       $(700,486)

          Adjustments to reconcile Net Loss to net cash used in operating activities:
              Depreciation and amortization                                       132,486          156,359
              Stock issued for advertising and other expenses                      11,261               --
              Litigation settlements                                                   --           25,624
                                                                                ---------        ---------
                                                                                 (204,589)        (518,503)
                                                                                ---------        ---------


              (Increase)/decrease in current assets:
                   Accounts receivable, net                                       (28,578)         (46,108)
                   Inventory                                                      206,234           90,117
                   Other current assets                                                --            4,501
               Increase/(decrease) in current liabilities:
                   Accounts payable                                                71,217           (1,666)
                   Accrued expenses                                              (108,924)         147,124
                   Accrued advertising                                                 --         (188,012)
                   Customer credit balances                                        43,813               --
                   Commissions payable                                              1,167            1,640
                   FTC payable                                                    (31,248)              --
                                                                                ---------        ---------
                                                                                  153,681            7,596
                                                                                ---------        ---------

          Net cash used in operating activities                                   (50,908)        (510,907)
                                                                                ---------        ---------



CASH FLOWS FROM FINANCING ACTIVITIES:

          Retirement of common stock                                                   --             (300)
          Proceeds from sale of preferred stock                                        --          318,750
          Loans from stockholders, net                                                 --          (12,111)
                                                                                ---------        ---------
          Net cash provided by financing activities                                    --          306,339

NET (DECREASE) IN CASH                                                            (50,908)        (204,568)

CASH, BEGINNING BALANCE                                                            75,020          409,117
                                                                                ---------        ---------

CASH, ENDING BALANCE                                                            $  24,112        $ 204,549
                                                                                =========        =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1998 AND JANUARY 31, 1998

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

The Company is a holding company which operates primarily through its wholly-owned subsidiary, SeQuester Incorporated ("SeQuester"), formerly KCD Incorporated, which was incorporated in November 1993. The Company is a distributor and marketer of technically advanced health products. The Company currently markets dietary aid products under the names SeQuester(R) and PhytoQuest(TM). These products are sold to national drug and food chain retailers, wholesalers and mass merchandisers throughout the United States using several of the nation's largest food brokerage firms.

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

The Company's activities through 1995 consisted primarily of the development and marketing of its dietary supplement product, SeQuester(R) 1. The Company introduced an appetite suppressant, SeQuester(R) 2 and a chromium based dietary supplement, SeQuester(R) 3 in addition to SeQuester(R) 1 in December 1995. Additionally, the Company introduced its fourth product, PhytoQuest(TM), in October 1996. It is composed of phytosterols, which in recent research shows potential to inhibit the gastrointestinal absorption of cholesterol. The preceding products are collectively known as the SeQuester(R) brand products. To date, the Company has developed access to major domestic retail, pharmacy and mass merchandiser chains in the United States. The Company is currently evaluating all of its marketing and distribution programs and will commence advertising for its mail order program in the second quarter of the current fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1998 AND JANUARY 31, 1998


Certain reclassifications were made to the 1997 consolidated financial statement presentation to conform with the 1998 consolidated financial statement presentation.

The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition -- The Company recognizes revenue from wholesalers, distributors and retailers at the time of shipment, net of sales returns and allowances. The Company maintains a reserve for returns which management considers adequate to cover estimated losses. In determining the reserve to be maintained, management evaluates many factors including items which may be resold and historical loss experience. The reserve for returns was $260,000 at April 30, 1998 and $375,000 at January 31, 1998.

Significant customers accounting for 50% of revenues for the three months ended April 30, 1998 include American Drug Stores 18%, Albertsons 8%, Meijer Inc. 6%, Bergen Brunswig Corporation 6% and Lucky Stores Inc. 6%. In addition, approximately 6% of revenues were mail order sales.

The Company also had a one-time sale of $54,000 to Pan Chiao Hsin Hospital which has been deemed to be of doubtful collection and has not been included in the above percentages.

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

(c) Allowance for Doubtful Accounts -- In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1998 AND JANUARY 31, 1998

losses. The allowance for doubtful accounts was $225,000 at April 30, 1998 and at January 31, 1998.

(d) Advertising -- The Company expenses advertising costs as incurred.

(e) Inventory -- Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:


                                             April 30, 1998       January 31, 1998
                                             --------------       ----------------
      Product Units                            $ 1,021,292           $ 1,047,824
      Packaging and Product Displays               195,277               195,277
      Shipping Supplies                             10,699                10,719
                                               -----------           -----------
                                                 1,227,268             1,253,820
      Less Allowance for Obsolescence             (322,693)             (143,011)
                                               -----------           -----------
                                               $   904,575           $ 1,110,809
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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1998 AND JANUARY 31, 1998

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

       - The Company has a significant accumulated deficit and has incurred substantial losses from operations for the period from inception through April 30, 1998.

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


3. REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's revenues have declined substantially and the Company has incurred net losses from inception to April 30, 1998 of $10,646,701 including a net loss of $348,336 for the three months ended April 30, 1998 and net losses of $2,440,692 and $1,852,365 during the fiscal years ended January 31, 1998 and 1997, respectively. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1998 AND JANUARY 31, 1998

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


4.  REVENUES

In the normal course of business during the three month periods ended April 30, 1998 and 1997, the Company granted its customers a variety of discounts. The discounts granted were as follows:

                                                        1998              1997
                                                      --------          --------
      Gross Revenues                                  $162,272          $572,141
                                                      --------          --------

      Discounts:
                Refunds and Returns                   $  1,677          $260,892
                Introductory and Promotional             5,485            19,109
                Co-op Advertising                           --            23,589
                Other                                    1,230             7,876
                                                      --------          --------
                Total Discounts                       $  8,392          $311,466
                                                      --------          --------
                Net Revenues                          $153,880          $260,675
                                                      ========          ========

5. CUSTOMER CREDIT BALANCES

Customer credit balances consist of pending customer claims for co-op advertising, refunds and returns and other discounts.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1998 AND JANUARY 31, 1998


6. PROPERTY AND EQUIPMENT

                                           April 30, 1998     January 31, 1998
                                           --------------     ----------------
      Product Tooling                        $  43,900           $  43,900
      Machinery and Equipment                   79,280              79,280
      Computer Equipment                        31,198              31,198
                                             ---------           ---------
                                               154,378             154,378
      Less Accumulated Depreciation           (109,096)           (104,008)
                                             ---------           ---------
                                             $  45,282           $  50,370
                                             =========           =========




7. LOANS PAYABLE TO STOCKHOLDERS AND COLLATERALIZED PROMISSORY NOTE

In March 1997, the Company entered into an agreement with certain stockholders to convert the outstanding principal balance of their loans as of March 31, 1997, which was $343,600, to 1,047,242 restricted common shares of Company stock. The principal balance of such loans was converted at a price 25% below the closing bid price of the Company's common stock as of March 31, 1997 (approximately $0.328). These restricted shares were issued in May 1997 and contain certain registration rights. In December 1997, the Company reached an agreement with these stockholders to waive their registration rights and release a lien on accounts receivable in exchange for an additional 523,621 shares of restricted common shares of Company stock which were issued in April 1998 (reduced to 52,365 shares to effect a reverse stock split).


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1998 AND JANUARY 31, 1998

The gross deferred tax asset balance as of January 31, 1998 was approximately $3,644,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards can not reasonably be assured.


9. CONTRACTS AND AGREEMENTS

(a) Advertising Agreement -- In May 1995, the Company entered into an agreement with Premiere Radio Networks ("Premiere") for bartered advertising in the amount of $1,000,000. As consideration for this advertising, the Company issued 200,000 shares of restricted common stock to Premiere. As of April 30, 1998, $96,254 of unused advertising is currently available in connection with this agreement.

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

The exercise price for all options granted was fair market value on the date of grant. All such options vest on the date of grant, contain registration rights, and terminate ten years from date of grant. No options have been exercised through January 31, 1998. During October 1997, 500,000 previously issued options terminated, leaving a balance of 1,000,000 options outstanding at April 30, 1998.

(d) Consulting Agreement -- In August 1997, the Company restated its Consulting Agreement and Stock Plan with a consultant, dated February 1, 1996 to extend the term of such agreement for a three-year period commencing August 1, 1997 and issued 1,000,000 shares of registered Company common stock to such consultant.

(e) Leases -- The Company leases its office and business facilities in Westlake Village, California on a month-to-month basis. The Company also leases warehouse space on a month to month basis in Pine Brook, New Jersey. Rent expense incurred under all of these lease agreements is approximately $5,500 per month.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1998 AND JANUARY 31, 1998

10.        STOCKHOLDERS' INVESTMENT

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

In October 1997, the Company issued an additional 180,000 shares of common stock pursuant to a Subscription Agreement dated October 26, 1994. In February 1998, the Company agreed to issue an additional 36,000 restricted shares of common stock to settle certain disagreements with respect to such agreement.

The Company is also contingently liable to issue up to an additional 36,000 shares of restricted common stock in connection with a settlement agreement. The Company has claims which partially offset this obligation.

(b) Warrants -- The public warrants outstanding were issued as part of a 250,000 unit offering in August 1987. Each unit was offered at $0.75 and consisted of one share of common stock, four "A" warrants, four "B" warrants, and four "C" warrants.

In May 1996, the Company extended the date within which the outstanding warrants of the Company could be exercised to June 30, 1997. In May 1997, the Company extended the date within which the outstanding warrants of the Company could be exercised to June 30, 1998 and reduced the exercise price. Exercise of the extended warrants is subject to an effective registration statement with the Securities and Exchange Commission. The outstanding warrants of the Company at April 30, 1998 after giving effect to a reverse stock split in the ratio of one share for ten shares in February 1998 are as follows:


        Warrant Class     Amount Outstanding           Exercise Price
        -------------     ------------------           --------------
             A                  39,885                    $  2.50
             B                  48,860                       3.80
             C                  48,860                       5.00
                               -------
                               137,605
                               =======

No warrants were exercised during the three months ended April 30, 1998 or the twelve months ended January 31, 1998.

The Company has an additional 300,000 warrants outstanding to purchase common stock at $25.00 per share. These warrants have a five year life and contain certain registration rights.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1998 AND JANUARY 31, 1998

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

Through April 30, 1998, an aggregate of 530 shares of outstanding preferred stock were converted into 988,248 shares of Company common stock.


11. FEDERAL TRADE COMMISSION

The advertising and promotion of the Company's products is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTCA"). Among other requirements, the FTC requires that all claims made in advertising be truthful and substantiated in accordance with standards that have been developed by the FTC. The Company's advertising claims for its SeQuester(R) 1 product were recently the subject of inquiry by the Seattle Regional Office of the FTC which alleged that previous claims for the SeQuester(R) 1 product were false and/or unsubstantiated in violation of the FTCA. On December 18, 1996, the Company's Board of Directors approved a proposed administrative consent

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1998 AND JANUARY 31, 1998

order which, was given final approval by the FTC on June 16, 1997, and requires the Company to pay $150,000 to the FTC over a twelve-month period and maintain adequate substantiation for future advertising claims. The consent order also requires the Company to maintain adequate substantiation for the future advertising claims and imposes joint and several liability for the $150,000 payment to the FTC between the Company and Ms. Richards. The Company has pledged and transferred to an escrow account $125,000 in cash and has issued a security agreement which covers $25,000 of inventory to secure the payment of the indebtedness to the FTC. The balance due to the FTC was $10,424 at April 30, 1998. The Company, Mr. Holcomb and Ms. Richards will be subject to substantial monetary penalties in the event of non-compliance with the consent order. Such penalties, if imposed, could have a material adverse effect on the Company.


12. LITIGATION

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 30, 1998 AND JANUARY 31, 1998

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

Except as otherwise indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of April 30, 1998.

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

           The Company is a holding company which operates primarily through its wholly-owned subsidiary, SeQuester Incorporated ("SeQuester"), formerly KCD Incorporated, which was incorporated in November 1993. The Company is a distributor and marketer of technically advanced health products. The Company currently markets dietary aid products under the names SeQuester(R) and PhytoQuest(TM). These products are sold to national drug and food chain retailers, wholesalers and mass merchandisers throughout the United States using several of the nation's largest food brokerage firms.

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

           The Company's activities through 1995 consisted primarily of the development and marketing of its dietary supplement product, SeQuester(R) 1. The Company introduced an appetite suppressant (SeQuester(R) 2) and a chromium based dietary supplement (SeQuester(R) 3) in addition to SeQuester(R) 1 in December 1995. Additionally, the Company introduced its fourth product, PhytoQuest(TM), in October 1996. It is composed of phytosterols, which in recent research shows potential to inhibit the gastrointestinal absorption of cholesterol. To date, the Company has developed access to major domestic retail, pharmacy and mass merchandiser chains in the United States. The Company is currently evaluating all of its marketing and distribution programs and will commence advertising for its mail order program in the second quarter of the current fiscal year.

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

           Market research indicates that there is a substantial market for dietary supplements that are natural, drug-free products. SeQuester(R) 1 and SeQuester(R) 3 do not contain any diuretics, stimulants, or drugs. SeQuester(R) 2, an appetite suppressant, does not contain any caffeine, diuretic, or sodium. SeQuester(R) 2 is an FDA approved over-the-counter drug formulation for appetite control to aid weight reduction, containing Phenylpropanolamine Hydrochloride. PhytoQuest(TM) contains plant sterols. All of the ingredients comprising the SeQuester(R) 1 product are included in published Food and Drug Administration guidelines for ingredients generally recognized as safe ("GRAS"). SeQuester(R) 3, consists of Chromium with L-Carnitine. Chromium is an essential trace mineral which is necessary for proper carbohydrate metabolism.


Results of Operations

For the three month period ended April 30, 1998 compared to the three month period ended April 30, 1997:

           Revenues are derived from sales of the dietary fat sequestrant product and an appetite suppressant under the name SeQuester(R), a chromium based dietary supplement product sold under the name SeQuester(R) 3 and, commencing in October 1996, from PhytoQuest(TM), a dietary supplement designed to reduce cholesterol from the food you eat. Gross Revenues for the three months ended April 30, 1998 were $162,272 compared to $572,141 for the three months ended April 30, 1997, or a 72% decrease. Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $153,880 for the three months ended April 30, 1998 and $260,675 for the three months ended April 30, 1997 or a 41% decrease.

           The significant decrease in Gross Revenues is attributed to a decrease in sales to national drug and food chain retailers as the Company redirects its efforts towards mail order revenues and a lack of adequate financing to continue the Company's advertising campaign.

                                                     Three Months Ended
                                      ------------------------------------------------
                                         April 30, 1998              April 30, 1997
                                      -------------------          -------------------
                                         $           %                $           %
                                      -------     -------          -------     -------
Gross Revenues                        162,272         100          572,141         100
                                      -------     -------          -------     -------

Discounts:
     Refunds and Returns                1,677           1          260,892          46
     Introductory and Promotional       5,485           3           19,109           3
     Co-op Advertising                     --          --           23,589           4
     Other                              1,230           1            7,876           1
                                      -------     -------          -------     -------
     Total Discounts                    8,392           5          311,466          54
                                      -------     -------          -------     -------
     Net Revenues                     153,880          95          260,675          46
                                      =======     =======          =======     =======


           Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary products for the three month period ended April 30, 1998 was $206,233 or 134% of Net Revenues which provided a Gross (Loss) of ($52,353) or (34%) of Net Revenues. For the three month period ended April 30, 1997, the Cost of Sales was $96,429 or 37% of Net Revenues, which provided a Gross Profit of $164,246 or 63% of Net Revenues. The decrease in the Gross Profit resulted from an increase in the allowance for inventory obsolescence. The allowance for obsolescence is maintained at an amount management deems adequate to cover unsaleable inventory. In determining the allowance to be maintained, management evaluates many factors including alternate uses and a specific review for items no longer saleable.


                                                     Three Months Ended
                                      ------------------------------------------------
                                         April 30, 1998              April 30, 1997
                                      -------------------          -------------------
                                         $           %                $           %
                                      -------     -------          -------     -------
Net Revenues                          153,880         100          260,675         100
Cost of Goods Sold                    206,233         134           96,429          37
                                      -------     -------          -------     -------
Gross (Loss) Profit                   (52,353)        (34)         164,246          63
                                      =======     =======          =======     =======


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

           Advertising expense decreased significantly to $1,394 for the three months ended April 30, 1998 from $317,828 for the three months ended April 30, 1997. Advertising expenses for the three months ended April 30, 1997 included testing of TV spot commercials in selected markets and utilization of prepaid radio barter advertising. Lack of adequate financing curtailed continuance of the TV scheduling during this period. The Company is currently evaluating all of its marketing and distribution programs and will commence advertising for its mail order program in the second quarter of the current fiscal year.

           Selling and Marketing expenses decreased to $82,031 for the three months ended April 30, 1998 from $193,965 for the three months ended April 30, 1997. The Company experienced decreases in sales commissions, coupon expense, marketing expense and freight due to a reduction in sales and decreases in office, salaries, travel and entertainment expenses which were partially offset by an increase in consulting fees during the three months ended April 30, 1998.

           General and Administrative expenses decreased to $211,558 for the three months ended April 30, 1998 from $349,696 for the three months ended April 30, 1997. The Company experienced decreases in legal and accounting fees, salaries, insurance and office expenses, which were partially offset by increases in shareholder expense and consulting fees during the three months ended April 30, 1998.

           There was no interest expense for the three months ended April 30, 1998 compared with $5,142 for the three months ended April 30, 1997. Interest expense for the three months ended April 30, 1998 reflects no short term loans from stockholders, which were converted to equity as of March 31, 1997.

           In February 1997, the Company settled certain disputed and doubtful claims for the sum of $24,000 to avoid further litigation costs inherent in defending the action. In September 1997, the Company completed settlement of certain litigation resulting from a management consulting agreement and related matters for the aggregate cash payment of $230,000 to the Company. The balance of prepaid consulting fees of $241,150 remaining after the settlement was recorded as a loss.

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

           The net loss for the three month period ended April 30, 1998 of $348,336 was incurred principally as a result of a decrease in sales and an increase in the allowance for inventory obsolescence. The net loss for the three month period ended April 30, 1997 of $700,486 was the result of a decrease in net sales and a related decrease in gross profit.

           The basic net loss per common share was $0.17 for the three months ended April 30, 1998 and $0.46 for the three months ended April 30, 1997 based on the weighted average shares of common stock outstanding. The basic net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

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

           As shown in the accompanying financial statements, the Company has incurred net losses from inception to April 30, 1998 of $10,646,701 including net losses of $348,336 for the three months ended April 30, 1998 and net losses of $2,440,692 and $1,852,365 during the fiscal years ended January 31, 1998 and 1997, respectively.

           Management devoted considerable effort during the twelve months ended January 31, 1998 and 1997 towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters (iii) reduction of salaries and general and administrative expenses (iv) reduction of inventories (v) management of accounts payable and (vi) evaluation of its distribution and marketing methods.

           The Company has embarked on new marketing methods including general nutrition outlets and a mail order program. In addition, the Company is actively pursuing potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the current fiscal year.

           Management has reduced its administrative expenses and anticipates additional distribution methods for its SeQuester(R) products. The Company introduced an appetite suppressant and a chromium based dietary supplement in December, 1995 and a phytosterol based dietary supplement in October 1996.

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

           Through April 30, 1998, an aggregate of 530 shares of outstanding preferred stock were converted into 988,248 shares of Company common stock.

           In March 1997, the Company entered into an agreement with certain stockholders to convert the outstanding principal balance of their loans as of March 31, 1997, which was $343,600, to 1,047,242 restricted common shares of Company stock. The principal balance of such loans was converted at a price 25% below the closing bid price of the Company's common stock as of March 31, 1997 (approximately $0.328). These restricted shares were issued in May 1997 and contain certain registration rights. In December 1997, the Company reached an agreement with these stockholders to waive their registration rights and release a lien on accounts receivable in exchange for an additional 523,621 shares of restricted common shares of Company stock which were issued in April 1998 (reduced to 52,365 shares to effect a reverse stock split).

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

           As of April 30, 1998, the Company's working capital position decreased to ($160,264) from $44,325 at January 31, 1998. Decreases in current assets include decreases in cash of $50,908 and inventory, net of $206,234, offset by an increase in accounts receivable, net of $28,578. Changes in current liabilities include decreases in accrued expenses, net of $108,924 and FTC payable of $31,248 offset by increases in accounts payable of $71,217, commissions payable of $1,167 and customer credit balances of $43,813. Current assets decreased a net of $228,564 and current liabilities decreased a net of $23,975 for the three months ended April 30, 1998. The net loss for the three months ended April 30, 1998 of $348,336 was reduced by non-cash charges for (i) depreciation and amortization of $132,486 and (ii) issuance of stock of $11,261 for other expenses to reconcile to net cash used in operating activities.

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

                           PART II. OTHER INFORMATION


Item 1. - Legal Proceedings:

The Company is involved in several legal actions. For a description of this litigation and certain other pending legal matters involving the Company refer to the Company's Form 10-QSB - Part I for the three months ended April 30, 1998 which are incorporated herein by reference.

Item 2. - Changes in Securities:

In March 1997, the Company entered into an agreement with certain stockholders to convert the outstanding principal balance of their loans as of March 31, 1997, which was $343,600, to 1,047,242 restricted common shares of Company stock. The principal balance of such loans was converted at a price 25% below the closing bid price of the Company's common stock as of March 31, 1997 (approximately $0.328). These restricted shares were issued in May 1997 and contain certain registration rights. In December 1997, the Company reached an agreement with these stockholders to waive their registration rights and release a lien on accounts receivable in exchange for an additional 523,621 shares of restricted common shares of Company stock which were issued in April 1998 (reduced to 52,365 shares to effect a reverse stock split). The stockholders to whom the shares were issued are "accredited investors" as defined in Regulation D promulgated under the 1933 Act. The Company relied upon the exemptions from registration contained in Sections 4(2) and 4(6) of the 1933 Act, on the basis that the offer and sale of the shares did not involve any public offering. All of the foregoing shares were issued with the appropriate restrictive legend.

Item 6. - Exhibits and Reports on Form 8-K:

           (a) Exhibits
               Exhibit 27 - Financial Data Schedule (included only in
                            EDGAR filing).

           (b) On March 10, 1998, the Company filed a report on Form 8-K, which reported under Item 5 of such form.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SEQUESTER HOLDINGS, INCORPORATED
                                      (Registrant)


Dated June 5, 1998                    By: /s/ Steven K. Karsh
                                          --------------------------------------
                                              Steven K. Karsh
                                              President

           Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                            Title                            Date
           ---------                            -----                            ----


/s/ Steven K. Karsh            President, Principal Accounting Officer,      June 5, 1998
-----------------------------  and Director
Steven K. Karsh


/s/ Stephen R. Miller, M.D.    Director                                      June 5, 1998
-----------------------------
Stephen R. Miller, M.D.