Form 10QSB
period 1998-07-31
SEQUESTER HOLDINGS INC/NV
filed 1998-09-01
CIK 796628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

           [X]    Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 1998

                                       OR

           [ ]    Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

         For the transition period from ________________ to _______________

                       Commission file number:33-06827-LA

                        SEQUESTER HOLDINGS, INCORPORATED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Nevada                                                           95-4532103
--------------------------------------                               ----------------------
(State or other jurisdiction of                                      (I.R.S. employer
 incorporation or organization number)                               identification number)

31125 Via Colinas, Suite 904, Westlake Village, CA                        91362
--------------------------------------------------                     ----------
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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

                                                     Outstanding at
         Class of Common Stock                       August 28, 1998
         ---------------------                       ---------------
         $.002 par value                                2,842,732

Transitional Small Business Disclosure Format        Yes___   No X

            Number of sequentially numbered pages in the document: 28

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        SEQUESTER HOLDINGS, INCORPORATED

                                      Index

PART 1. - FINANCIAL INFORMATION                                                         Page
                                                                                        ----
         Item 1. Financial Statements

                  Consolidated Balance Sheets at                                        F-3
                  July 31, 1998 (unaudited) and January 31, 1998

                  Consolidated Statements of Operations for the three                   F-4
                  months and the six months ended July 31, 1998 (unaudited)
                  and 1997 (unaudited)

                  Consolidated Statement of Stockholders' Investment (Deficit)          F-5
                  for the six months ended July 31, 1998 (unaudited)

                  Consolidated Statement of Cash Flows                                  F-6
                  for the six months ended July 31, 1998 (unaudited)
                  and 1997 (unaudited)

                  Notes to Consolidated Financial Statements                            F-7


         Item 2.  Management's Discussion and Analysis of                               18
                   Operations.


PART II.  - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     27

         Item 2.  Changes in Securities                                                 27

         Item 6.  Exhibits and Reports on Form 8-K                                      27


Signatures                                                                              28

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        SEQUESTER HOLDINGS, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                         JULY 31, 1998    JANUARY 31, 1998
                                                                                         -------------    ----------------
                                                                                          (Unaudited)
    CURRENT ASSETS:
         Cash (including restricted cash of $32,559 as of January 31, 1998)                $ 19,971            $ 75,020
         Accounts receivable, net                                                            83,950             169,862
         Inventory                                                                          884,386           1,110,809
                                                                                        -----------         -----------
              Total current assets                                                          988,307           1,355,691
                                                                                        -----------         -----------

    PROPERTY AND EQUIPMENT, net                                                              40,193              50,370
                                                                                        -----------         -----------

    OTHER ASSETS:
         Deposits                                                                             1,391               1,391
         Intangibles, net                                                                     1,686               1,815
                                                                                        -----------         -----------
            Total other assets                                                                3,077               3,206
                                                                                        -----------         -----------
               Total assets                                                             $ 1,031,577         $ 1,409,267
                                                                                        ===========         ===========


LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)

    CURRENT LIABILITIES:
         Accounts payable                                                                 $ 672,748           $ 626,998
         Accrued expenses                                                                   275,276             385,010
         Customer credit balances                                                           272,546             207,912
         Commissions payable                                                                 50,743              49,774
         Loan from stockholder                                                               24,631                   -
         FTC payable                                                                              -              41,672
                                                                                        -----------         -----------
               Total current liabilities                                                  1,295,944           1,311,366
                                                                                        -----------         -----------

        Commitments and contingencies (see Notes)

    STOCKHOLDERS' INVESTMENT (DEFICIT):
         Convertible Preferred stock, par value $1,000 per share; 5000 shares authorized; issued and outstanding 220 shares of series A as of
            July 31, 1998 and 350 shares of series A as of January 31, 1998                 220,000             350,000
         Common stock, par value  $.002 per share; 25,000,000 shares authorized; issued and outstanding 2,842,732 shares as of
             July 31, 1998 and 22,846,109 shares as of January 31, 1998                       5,685              45,692
         Additional paid in capital                                                      10,689,938          10,508,670
         Accumulated deficit                                                            (10,946,680)        (10,298,365)
         Prepaid advertising and consulting fees                                           (233,310)           (508,096)
                                                                                        -----------         -----------
               Total stockholders' investment (deficit)                                    (264,367)             97,901
                                                                                        -----------         -----------
                   Total liabilities and stockholders' investment (deficit)             $ 1,031,577         $ 1,409,267
                                                                                        ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997




                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                         ---------------------------------     ----------------------------------
                                         JULY 31, 1998     JULY 31, 1997       JULY 31, 1998      JULY 31, 1997
                                         -------------     ---------------     -------------    -----------------
                                         (Unaudited)         (Unaudited)        (Unaudited)        (Unaudited)
     Net Revenues                             $36,584            $291,341          $190,464         $552,016
     Cost of Goods Sold                        20,331             127,353           226,564          223,782
                                         -------------     ---------------     -------------    -------------

     Gross (Loss) Profit                       16,253             163,988           (36,100)         328,234
                                         -------------     ---------------     -------------    -------------

     Operating Expenses:
        Advertising                            72,200                   -            73,594          317,828
        Selling and  marketing                 11,262             164,088            93,293          358,053
        General and administrative            232,176             263,707           443,734          613,403
                                         -------------     ---------------     -------------    -------------
                                              315,638             427,795           610,621        1,289,284
                                         -------------     ---------------     -------------    -------------

     Loss from Operations                    (299,385)           (263,807)         (646,721)        (961,050)
                                         -------------     ---------------     -------------    -------------

     Non - Operating Income (Expense)
        Interest expense                         (594)                  -              (594)          (5,142)
        Interest income                             -               1,356                 -            5,055
                                         -------------     ---------------     -------------    -------------
                                                 (594)              1,356              (594)             (87)


                                         -------------     ---------------     -------------    -------------
     Loss before Income Taxes                (299,979)           (262,451)         (647,315)        (961,137)

     Provision for Income Taxes                     -                   -             1,000            1,800
                                         -------------     ---------------     -------------    -------------


     Net Loss                               ($299,979)          ($262,451)        ($648,315)       ($962,937)
                                         =============     ===============     =============    =============


     Weighted average shares of
         Common Stock Outstanding           2,842,732           1,765,475         2,424,902        1,646,175
                                         =============     ===============     =============    =============



     Basic Net Loss per Share*                 ($0.11)             ($0.15)           ($0.27)          ($0.58)
                                         =============     ===============     =============    =============

     * The basic net loss per share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT (DEFICIT)

                     FOR THE SIX MONTHS ENDED JULY 31, 1998

                              Preferred Stock           Common Stock
                           ---------------------   -----------------------   Additional
                           Number of                Number of                  Paid in      Accumulated   Equity       Stockholders'
                            shares     Par value     shares     Par value      Capital         Deficit    Reductions     Investment
                           ---------   ---------   ----------   ----------   -----------   ------------   ----------   ------------
Balance January 31, 1998         350    $350,000   22,846,109      $45,692   $10,508,670   ($10,298,365)   ($508,096)       $97,901

Reverse stock split                               (20,561,476)     (41,123)       41,123                                          -

Conversion of preferred
   stock                        (130)   (130,000)     505,734        1,011       128,989              -            -              -

Conversion of debt to
   common stock                    -           -       52,365          105        11,156              -            -         11,261

Amortization of prepaid
   advertising and
   consulting fees                 -           -            -            -             -              -      274,786        274,786

Net loss for the six months
   ended July 31, 1998             -           -            -            -             -      ($648,315)           -       (648,315)


                           =========    ========   ==========   ==========   ===========   ============   ==========   ============
Balance July 31, 1998            220    $220,000    2,842,732       $5,685   $10,689,938   ($10,946,680)   ($233,310)     ($264,367)
                           =========    ========   ==========   ==========   ===========   ============   ==========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997

                                                                                             1998                   1997
                                                                                       ----------------        --------------
                                                                                         (Unaudited)            (Unaudited)
    CASH FLOWS FROM OPERATING ACTIVITIES:

             Net Loss                                                                         ($648,315)            ($962,937)

             Adjustments to reconcile Net Loss to net cash used in operating activities:
                 Depreciation and amortization                                                  285,092               314,150
                 Stock issued for advertising and other expenses                                 11,261                     -
                 Litigation settlements                                                               -                25,624
                                                                                       ----------------        --------------
                                                                                               (351,962)             (623,163)
                                                                                       ----------------        --------------


                 (Increase) / decrease in current assets:
                      Accounts receivable, net                                                   85,912              (216,986)
                      Inventory                                                                 226,423               192,574
                      Other current assets                                                            -                 6,000
                  Increase / (decrease) in current liabilities:
                      Accounts payable                                                           45,750                68,292
                      Accrued expenses                                                         (109,734)              128,063
                      Accrued advertising                                                             -              (115,849)
                      Customer credit balances                                                   64,634
                      Commissions payable                                                           969                 5,968
                      FTC payable                                                               (41,672)              (20,832)
                                                                                       ----------------        --------------
                                                                                                272,282                47,230
                                                                                       ----------------        --------------

             Net cash used in operating activities                                              (79,680)             (575,933)
                                                                                       ----------------        --------------


    CASH FLOWS FROM FINANCING ACTIVITIES:

             Retirement of common stock                                                               -                  (300)
             Proceeds from sale of preferred stock                                                    -               318,750
             Loans from stockholders, net                                                        24,631               (13,400)
                                                                                       ----------------        --------------
             Net cash provided by financing activities                                           24,631               305,050

    NET (DECREASE) IN CASH                                                                      (55,049)             (289,823)

    CASH,  BEGINNING BALANCE                                                                     75,020               409,117
                                                                                       ----------------        --------------

    CASH,  ENDING BALANCE                                                                       $19,971              $119,294
                                                                                       ================        ==============

The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1998 AND JANUARY 31, 1998

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

The Company's activities through 1995 consisted primarily of the development and marketing of its dietary supplement product, SeQuester(R) 1. The Company introduced an appetite suppressant, SeQuester(R) 2 and a chromium based dietary supplement, SeQuester(R) 3 in addition to SeQuester(R) 1 in December 1995. Additionally, the Company introduced its fourth product, PhytoQuest(TM), in October 1996. It is composed of phytosterols, which in recent research shows potential to inhibit the gastrointestinal absorption of cholesterol. The preceding products are collectively known as the SeQuester(R) brand products. To date, the Company has developed access to major domestic retail, pharmacy and mass merchandiser chains in the United States. The Company is currently evaluating all of its marketing and distribution programs and commenced advertising for its mail order program in the second quarter of the current fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1998 AND JANUARY 31, 1998

Certain reclassifications were made to the 1997 consolidated financial statement presentation to conform with the 1998 consolidated financial statement presentation.

The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition -- The Company recognizes revenue from wholesalers, distributors and retailers at the time of shipment, net of sales returns and allowances. The Company maintains a reserve for returns which management considers adequate to cover estimated losses. In determining the reserve to be maintained, management evaluates many factors including items which may be resold and historical loss experience. The reserve for returns was $260,000 at July 31, 1998 and $375,000 at January 31, 1998.

Significant customers accounting for 53% of revenues for the six months ended July 31, 1998 include American Drug Stores 23%, Albertsons 10% and Bergen Brunswig Corporation 6%. In addition, approximately 14% of revenues were mail order sales.

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

(c) Allowance for Doubtful Accounts -- In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1998 AND JANUARY 31, 1998

losses. The allowance for doubtful accounts was $325,000 at July 31, 1998 and $225,000 at January 31, 1998.

(d) Advertising -- The Company expenses advertising costs as incurred.

(e) Inventory -- Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:


                                                     July 31, 1998              January 31, 1998
                                                     -------------              ----------------
         Product Units                                $ 1,001,103                 $ 1,047,824
         Packaging and Product Displays                   195,277                     195,277
         Shipping Supplies                                 10,699                      10,719
                                                      -----------                 -----------
                                                        1,207,079                   1,253,820
Less Allowance for Obsolescence                       (   322,693)                 (  143,011)
                                                      -----------                 -----------
                                                      $   884,386                 $ 1,110,809
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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1998 AND JANUARY 31, 1998

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

       - The Company has a significant accumulated deficit and has incurred substantial losses from operations for the period from inception through July 31, 1998.

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


3.       REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's revenues have declined substantially and the Company has incurred net losses from inception to July 31, 1998 of $10,946,680 including a net loss of $648,315 for the six months ended July 31, 1998 and net losses of $2,440,692 and $1,852,365 during the fiscal years ended January 31, 1998 and 1997, respectively. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1998 AND JANUARY 31, 1998

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


4.  REVENUES

In the normal course of business during the six month periods ended July 31, 1998 and 1997, the Company granted its customers a variety of discounts. The discounts granted were as follows:

                                                       1998                 1997
                                                       ----                 ----
         Gross Revenues                              $247,272           $ 1,078,683
                                                     --------           -----------

         Discounts:
                  Refunds and Returns                $ 42,429           $   459,925
                  Introductory and Promotional          6,360                27,826
                  Co-op Advertising                     5,095                25,607
                  Other                                 2,924                13,309
                                                     --------           -----------
                  Total Discounts                    $ 56,808           $   526,667
                                                     --------           -----------
                  Net Revenues                       $190,464           $   552,016
                                                     ========           ===========

5.       CUSTOMER CREDIT BALANCES

Customer credit balances consist of pending customer claims for co-op advertising, refunds and returns and other discounts.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1998 AND JANUARY 31, 1998




6.       PROPERTY AND EQUIPMENT

                                                   July 31, 1998           January 31, 1998
                                                   -------------           ----------------
         Product Tooling                             $  43,900                 $   43,900
         Machinery and Equipment                        79,280                     79,280
         Computer Equipment                             31,198                     31,198
                                                     ---------                 ----------
                                                       154,378                    154,378
         Less Accumulated Depreciation               ( 114,185)                 ( 104,008)
                                                     ---------                 ----------
                                                     $  40,193                 $   50,370
                                                     =========                 ==========



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

In May 1998, the Company entered into a loan agreement with a stockholder for a loan of $25,000 with interest at the rate of 9.5% per annum. Full payment of the principal and interest on this loan is due on July 1, 1998 or that loan is convertible to common stock at $0.01 per share. This loan is collateralized by substantially all of the assets of the Company.


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1998 AND JANUARY 31, 1998

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


9.       CONTRACTS AND AGREEMENTS

(a) Advertising Agreement -- In May 1995, the Company entered into an agreement with Premiere Radio Networks ("Premiere") for bartered advertising in the amount of $1,000,000. As consideration for this advertising, the Company issued 200,000 shares of restricted common stock to Premiere. As of July 31, 1998, $24,054 of unused advertising is currently available in connection with this agreement.

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

The exercise price for all options granted was fair market value on the date of grant. All such options vest on the date of grant, contain registration rights, and terminate ten years from date of grant. No options have been exercised through January 31, 1998. During October 1997, 500,000 previously issued options terminated, leaving a balance of 1,000,000 options outstanding at July 31, 1998.

(d) Consulting Agreement -- In August 1997, the Company restated its Consulting Agreement and Stock Plan with a consultant, dated February 1, 1996 to extend the term of such agreement for a three-year period commencing August 1, 1997 and issued 1,000,000 shares of registered Company common stock to such consultant.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1998 AND JANUARY 31, 1998

(e) Leases -- The Company leases its office and business facilities in Westlake Village, California on a month-to-month basis. The Company also leases warehouse space on a month to month basis in Pine Brook, New Jersey. Rent expense incurred under all of these lease agreements is approximately $5,500 per month.


10.      STOCKHOLDERS' INVESTMENT

(a) Common Stock -- In December 1997, the stockholders of the Company approved amendments to the Company's Articles of Incorporation to provide for a reverse stock split of the Company's common stock in the ratio up to one share for ten shares as the Board of Directors, in its discretion, may determine. Such reverse split became effective in the ratio of one share for ten shares during February 1998. The net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

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

(b) Warrants -- The public warrants were issued as part of a 250,000 unit offering in August 1987. Each unit was offered at $0.75 and consisted of one share of common stock, four "A" warrants, four "B" warrants, and four "C" warrants.

In May 1996, the Company extended the date within which the outstanding warrants of the Company could be exercised to June 30, 1997. In May 1997, the Company extended the date within which the outstanding warrants of the Company could be exercised to June 30, 1998 and reduced the exercise price. Exercise of the extended warrants is subject to an effective registration statement with the Securities and Exchange Commission. The outstanding warrants of the Company at June 30, 1998 after giving effect to a reverse stock split in the ratio of one share for ten shares in February 1998 are as follows:


         Warrant Class           Amount Outstanding           Exercise Price
         -------------           ------------------           --------------
                  A                   39,885                     $  2.50
                  B                   48,860                        3.80
                  C                   48,860                        5.00
                                     -------
                                     137,605
                                     =======

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1998 AND JANUARY 31, 1998

No warrants were exercised during the six months ended July 31, 1998 or the twelve months ended January 31, 1998. All such warrants expired on June 30, 1998.

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

Through July 31, 1998, an aggregate of 530 shares of outstanding preferred stock were converted into 988,248 shares of Company common stock.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1998 AND JANUARY 31, 1998


11.      FEDERAL TRADE COMMISSION

The advertising and promotion of the Company's products is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTCA"). Among other requirements, the FTC requires that all claims made in advertising be truthful and substantiated in accordance with standards that have been developed by the FTC. The Company's advertising claims for its SeQuester(R) 1 product were recently the subject of inquiry by the Seattle Regional Office of the FTC which alleged that previous claims for the SeQuester(R) 1 product were false and/or unsubstantiated in violation of the FTCA. On December 18, 1996, the Company's Board of Directors approved a proposed administrative consent order which, was given final approval by the FTC on June 16, 1997, and required the Company to pay $150,000 to the FTC over a twelve-month period and maintain adequate substantiation for future advertising claims. The consent order also requires the Company to maintain adequate substantiation for the future advertising claims. The balance due to the FTC was satisfied in full as of July 31, 1998. The Company will be subject to substantial monetary penalties in the event of non-compliance with the consent order. Such penalties, if imposed, could have a material adverse effect on the Company.


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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1998 AND JANUARY 31, 1998

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

McKesson Corporation vs. SeQuester Incorporated, et. al.

In July 1998, McKesson Corporation filed an action against the Company in the Superior Court of California for the County of Ventura. The Complaint alleges causes of action for breach of contract, account stated and open book account. The Complaint is based on the alleged failure of the Company to issue credits for unsaleable product which has either been returned or destroyed. Plaintiff has alleged damages in the amount of $304,404 plus interest and attorneys' fees. The Company intends to pursue a settlement of this action.

Except as otherwise indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of July 31, 1998.

As there is no assurance that the Company will prevail in any of the foregoing lawsuits, the Company may incur substantial expense in connection with this litigation. Any unfavorable settlement or judgment against the Company, in which the Company is a defendant, could have a material adverse effect upon the financial condition and operational results of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

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

         The Company's activities through 1995 consisted primarily of the development and marketing of its dietary supplement product, SeQuester(R) 1. The Company introduced an appetite suppressant (SeQuester(R) 2) and a chromium based dietary supplement (SeQuester(R) 3) in addition to SeQuester(R) 1 in December 1995. Additionally, the Company introduced its fourth product, PhytoQuest(TM), in October 1996. It is composed of phytosterols, which in recent research shows potential to inhibit the gastrointestinal absorption of cholesterol. To date, the Company has developed access to major domestic retail, pharmacy and mass merchandiser chains in the United States. The Company is currently evaluating all of its marketing and distribution programs and commenced advertising for its mail order program in the second quarter of the current fiscal year.

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


Results of Operations

For the three month period ended July 31, 1998 compared to the three month period ended July 31, 1997:

         Revenues are derived from sales of the dietary fat sequestrant product and an appetite suppressant under the name SeQuester(R), a chromium based dietary supplement product sold under the name SeQuester(R) 3 and, commencing in October 1996, from PhytoQuest(TM), a dietary supplement designed to reduce cholesterol from the food you eat. Gross Revenues for the three months ended July 31, 1998 were $85,000 compared to $506,542 for the three months ended July 31, 1997, or an 83% decrease. Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $36,584 for the three months ended July 31, 1998 and $291,341 for the three months ended July 31, 1997 or an 87% decrease. The decrease is attributed to a decrease in sales volume and continued returns.

         The significant decrease in Gross Revenues is attributed to a decrease in sales to national drug and food chain retailers as the Company redirects its efforts towards mail order revenues and a lack of adequate financing to continue the Company's advertising campaign.

                                                            Three Months Ended
                                                            ------------------
                                                  July 31, 1998            July 31, 1997
                                                  -------------            -------------
                                                     $        %               $         %
                                                    ---      ---             ---       ---
Gross Revenues                                    85,000     100           506,542     100
                                                  ------     ---           -------     ---

Discounts:
         Refunds and Returns                      40,752      48           199,033      39
         Introductory and Promotional                875       1             8,717       2
         Co-op Advertising                         5,095       6             2,018      --
         Other                                     1,694       2             5,433       1
                                                  ------     ---           -------     ---
         Total Discounts                          48,416      57           215,201      42
                                                  ------     ---           -------     ---
         Net Revenues                             36,584      43           291,341      58
                                                  ======     ===           =======     ===


         Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary products for the three month period ended July 31, 1998 was $20,331 or 56% of Net Revenues which provided a Gross Profit of $16,253 or 44% of Net Revenues. For the three month period ended July 31, 1997, the Cost of Sales was $127,353 or 44% of Net Revenues, which provided a Gross Profit of $163,988 or 56% of Net Revenues. The decrease in the Gross Profit resulted from reduced sales volume and continued returns.


                                                          Three Months Ended
                                                          ------------------
                                            July 31, 1998                  July 31, 1997
                                            -------------                  -------------
                                            $             %               $           %
                                            ---           ---             ---         ---
         Net Revenues                         36,584       100            291,341     100
         Cost of Goods Sold                   20,331        56            127,353      44
                                            --------      ----            -------    ----
         Gross Profit                         16,253        44            163,988      56
                                            ========      ====            =======    ====

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

         Advertising expense was $72,200 for the three months ended July 31, 1998 vs. no advertising for the three months ended July 31, 1997. Advertising expenses for the three months ended July 31, 1998 included testing of radio spot commercials in selected markets via utilization of prepaid radio barter advertising. Lack of adequate financing curtailed continuance of the TV scheduling during this period. The Company is currently evaluating all of its marketing and distribution programs and commenced advertising for its mail order program in the second quarter of the current fiscal year.

         Selling and Marketing expenses decreased significantly to $11,262 for the three months ended July 31, 1998 from $164,088 for the three months ended July 31, 1997. The Company experienced decreases in sales commissions and freight due to a reduction in sales and decreases in office expense, salaries and consulting fees during the three months ended July 31, 1998.

         General and Administrative expenses decreased to $232,176 for the three months ended July 31, 1998 from $263,707 for the three months ended July 31, 1997. The Company experienced decreases in legal and accounting fees, salaries, insurance, shareholder expense and office expenses, which were partially offset by increases in bad debt expense and consulting fees during the three months ended July 31, 1998.

         Interest expense of $594 for the three months ended July 31, 1998 resulted from a short-term loan from a stockholder. There was no interest expense for the three months ended July 31, 1997.

         There was no interest income for the three months ended July 31, 1998. Interest income of $1,356 for the three months ended July 31, 1997 is the result of interest earned on a certificate of deposit of $100,000 which the Company had pledged as collateral and subsequently cashed and transferred to an escrow account in accordance with the terms of a consent order with the Federal Trade Commission.

         The net loss for the three month period ended July 31, 1998 of $299,979 was incurred principally as a result of a decrease in sales, continued returns and an increase in the allowance for doubtful accounts. The net loss for the three month period ended July 31, 1997 of $262,451 was the result of a decrease in net sales and an increase in returns.

         The basic net loss per common share was $0.11 for the three months ended July 31, 1998 and $0.15 for the three months ended July 31, 1997 based on the weighted average shares of common stock outstanding. The basic net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

For the six month period ended July 31, 1998 compared to the six month period ended July 31, 1997:

         Revenues are derived from sales of the dietary fat sequestrant product and an appetite suppressant under the name SeQuester(R), a chromium based dietary supplement product sold under the name SeQuester(R) 3 and, commencing in October 1996, from PhytoQuest(TM), a dietary supplement designed to reduce cholesterol from the food you eat. Gross revenues for the first six months ended July 31, 1998 were $247,272 vs. $1,078,683 for the six months ended July 31, 1997 or a 77% decrease.

         Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $190,464 for the six months ended July 31, 1998 and $552,016 for the six months ended July 31, 1997 or a 65% decrease. The decrease is attributed to a decrease in sales volume and continued returns.

         The significant decrease in Gross Revenues is attributed to a decrease in sales to national drug and food chain retailers as the Company redirects its efforts towards mail order revenues and a lack of adequate financing to continue the Company's advertising campaign.

                                                         Six Months Ended
                                                         ----------------
                                               July 31, 1998         July 31, 1997
                                               -------------         -------------
                                                          %                        %
Gross Revenues                                 $247,272   100         $1,078,683   100
                                               --------   ---         ----------   ---

Discounts:
         Refunds and Returns                   $ 42,429    17         $  459,925    43
         Introductory and Promotional             6,360     3             27,826     3
         Co-op Advertising                        5,095     2             25,607     2
         Other                                    2,924     1             13,309     1
                                               --------   ---         ----------   ---
         Total Discounts                       $ 56,808    23         $  526,667    49
                                               --------   ---         ----------   ---
         Net Revenues                          $190,464    77         $  552,016    51
                                               ========   ===         ==========   ===


         Gross profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Goods Sold of the dietary product for the six month period ended July 31, 1998 was $226,564 or 119% of Net Revenues which provided a Gross Loss of ($36,100) or (19%) of Net Revenues. For the six month period ended July 31, 1997, the Cost of Goods Sold was $223,782 or 41% of Net Revenues, which provided a Gross Profit for the first six month period of the previous year of $328,234 or 59% of Net Revenues. The decrease in the Gross Profit resulted from an increase in the allowance for inventory obsolescence. The allowance for obsolescence is maintained at an amount management deems adequate to cover unsaleable inventory. In determining the allowance to be maintained, management evaluates many factors including alternate uses and a specific review for items no longer saleable.

                                                                 Six Months Ended
                                                                 ----------------
                                                     July 31, 1998                 July 31, 1997
                                                     -------------                 -------------
                                                     $             %               $              %
                                                     ---           ---             ---            ---
         Net Revenues                                 190,464      100                552,016     100
         Cost of Goods Sold                           226,564      119                223,782      41
                                                      -------     ----             ----------     ---
         Gross (Loss) Profit                         ( 36,100)     (19)               328,234      59
                                                     ========     ====             ==========     ===


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

         Advertising expense decreased significantly to $73,594 for the six months ended July 31, 1998 from $317,828 for the first six months of 1997. Advertising expenses for the six months ended July 31, 1997 included testing of TV spot commercials in selected markets and utilization of prepaid radio barter advertising. Advertising expenses for the six months ended July 31, 1998 included testing of radio spot commercials in selected markets via utilization of prepaid radio barter advertising. Lack of adequate financing curtailed continuance of the TV scheduling during this period. The Company is currently evaluating all of its marketing and distribution programs and commenced advertising for its mail order program in the second quarter of the current fiscal year.

         Selling and Marketing expenses decreased significantly to $93,293 for the six months ended July 31, 1998 from $358,053 for the first six months of 1997. The Company experienced decreases in sales commissions, coupon expense, marketing expense and freight due to a reduction in sales and decreases in office expense, salaries and consulting fees, travel and entertainment expenses during the six months ended July 31, 1998.

         General and Administrative expenses decreased significantly to $443,734 for the six months ended July 31, 1998 from $613,403 for the same six months of 1997. The Company experienced decreases in legal and accounting fees, salaries, insurance, shareholder expense and office expenses, which were partially offset by increases in bad debt expense and consulting fees during the six months ended July 31, 1998.

         Interest expense of $594 for the six months ended July 31, 1998 resulted from a short-term loan from a stockholder. Interest expense for the six months ended July 31, 1997 was $5,142. Interest expense for the 1997 period reflects remaining principal balances on short term loans from stockholders which were converted to equity as of March 31, 1997.

         There was no interest income for the six months ended July 31, 1998. Interest income of $5,055 for the six months ended July 31, 1997 is the result of interest earned on a certificate of deposit of $100,000 which the Company had pledged as collateral and subsequently cashed and transferred to an escrow account in accordance with the terms of a consent order with the Federal Trade Commission.

         The provision for income taxes is the minimum for the States of New Jersey and California Franchise taxes. No provision was made for Federal income tax since the Company has net operating loss carryforwards.

         The net loss for the six month period ended July 31, 1998 of $648,315 was incurred principally as a result of a decrease in sales, continued returns and an increase in the allowance for doubtful accounts. The net loss for the six month period ended July 31, 1997 of $962,937 was the result of a decrease in net sales and an increase in returns.

         The basic net loss per common share was $0.27 for the six months ended July 31, 1998 and $0.58 for the six months ended July 31, 1997 based on the weighted average shares of common stock outstanding. The basic net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

Liquidity and Capital Resources

         Since inception, the Company has received capital for operations and development from private investors in the Company's securities, issuance of private party debt, loans from stockholders and financing from factors as well as revenues from operations. Through July 31, 1998, revenues from operations have been insufficient to satisfy operating expenses, product development and legal costs. The Company, therefore has been dependent on the private placement of securities and loans from private investors and stockholders.

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

         As shown in the accompanying financial statements, the Company has incurred net losses from inception to July 31, 1998 of $10,946,680 including net losses of $648,315 for the six months ended July 31, 1998 and net losses of $2,440,692 and $1,852,365 during the fiscal years ended January 31, 1998 and 1997, respectively.

         Management devoted considerable effort during the six months ended July 31, 1998 and the twelve months ended January 31, 1998 towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters
(iii) reduction of salaries and general and administrative expenses (iv) reduction of inventories (v) management of accounts payable and (vi) evaluation of its distribution and marketing methods.

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

         Through July 31, 1998, an aggregate of 530 shares of outstanding preferred stock were converted into 988,248 shares of Company common stock.

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

         As of July 31, 1998, the Company's working capital position decreased to ($307,637) from $44,325 at January 31, 1998. Decreases in current assets include decreases in cash of $55,049, inventory, net of $226,423 and accounts receivable, net of $85,912. Changes in current liabilities include decreases in accrued expenses, net of $109,734 and FTC payable of $41,672 offset by increases in accounts payable of $45,750, loan payable to a stockholder of $24,631, commissions payable of $969 and customer credit balances of $64,634. Current assets decreased a net of $367,384 and current liabilities decreased a net of $15,422 for the six months ended July 31, 1998. The net loss for the six months ended July 31, 1998 of $648,315 was reduced by non-cash charges for (i) depreciation and amortization of $285,092 and (ii) issuance of stock of $11,261 for other expenses to reconcile to net cash used in operating activities.

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

                           PART II. OTHER INFORMATION


Item 1. - Legal Proceedings:

The Company is involved in several legal actions. For a description of this litigation and certain other pending legal matters involving the Company refer to the Company's Form 10-QSB - Part I for the six months ended July 31, 1998 which are incorporated herein by reference.

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


                        SEQUESTER HOLDINGS, INCORPORATED
(Registrant)

Dated August 28, 1998                                By: /s/ Steven K. Karsh
                                                         -------------------
                                                         Steven K. Karsh
                                                         President

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                          Title                                Date
         ---------                          -----                                ----

/s/ Steven K. Karsh                 President, Principal Accounting Officer,     August 28, 1998
---------------------------
Steven K. Karsh                     and Director


/s/ Stephen R. Miller, M.D.         Director                                     August 28, 1998
---------------------------
Stephen R. Miller, M.D.