Form 10QSB
period 1998-10-31
SEQUESTER HOLDINGS INC/NV
filed 1998-12-15
CIK 796628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 1998

                                                        OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from________________to_______________

                       Commission file number:33-06827-LA

                        SEQUESTER HOLDINGS, INCORPORATED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                      95-4532103
 -------------------------------------                 ----------------------
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization number)                 identification number)

31125 Via Colinas, Suite 904, Westlake Village, CA             91362
--------------------------------------------------           ----------
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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

                                                     Outstanding at
         Class of Common Stock                       December 15, 1998
         ---------------------                       -----------------
         $.002 par value                                  6,442,732

Transitional Small Business Disclosure Format        Yes [ ]   No [X]

            Number of sequentially numbered pages in the document: 28

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        SEQUESTER HOLDINGS, INCORPORATED

                                      Index

PART 1. - FINANCIAL INFORMATION                                                         Page
         Item 1. Financial Statements

                  Consolidated Balance Sheets at                                        F-3
                  October 31, 1998 (unaudited) and January 31, 1998

                  Consolidated Statements of Operations for the three                   F-4
                  months and the nine months ended October 31, 1998 (unaudited) and
                  1997 (unaudited)

                  Consolidated Statement of Stockholders' Investment (Deficit)          F-5
                  for the nine months ended October 31, 1998 (unaudited)

                  Consolidated Statement of Cash Flows                                  F-6
                  for the nine months ended October 31, 1998 (unaudited)
                  and 1997 (unaudited)

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


                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                        SEQUESTER HOLDINGS, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                 OCTOBER 31, 1998        JANUARY 31, 1998
                                                                                 ----------------        ----------------
                                                                                    (Unaudited)
CURRENT ASSETS:
     Cash (including restricted cash of $32,559 as of January 31, 1998)             $      7,087           $     75,020
     Accounts receivable, net                                                            175,767                169,862
     Inventory, net                                                                      859,910              1,110,809
                                                                                    ------------           ------------
          Total current assets                                                         1,042,764              1,355,691
                                                                                    ------------           ------------

PROPERTY AND EQUIPMENT, net                                                               11,682                 50,370
                                                                                    ------------           ------------

OTHER ASSETS:
     Deposits                                                                              1,391                  1,391
     Intangibles, net                                                                      1,620                  1,815
                                                                                    ------------           ------------
        Total other assets                                                                 3,011                  3,206
                                                                                    ------------           ------------
           Total assets                                                             $  1,057,457           $  1,409,267
                                                                                    ============           ============


           LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                               $    631,908           $    626,998
     Accrued expenses                                                                    274,773                385,010
     Customer credit balances                                                            398,155                207,912
     Commissions payable                                                                  50,507                 49,774
     Loan from stockholder                                                                10,000                     --
     FTC payable                                                                              --                 41,672
                                                                                    ------------           ------------
           Total current liabilities                                                   1,365,343              1,311,366
                                                                                    ------------           ------------

    Commitments and contingencies (see Notes)

STOCKHOLDERS' INVESTMENT (DEFICIT):
     Convertible Preferred stock, par value $1,000 per share; 5000 shares authorized; issued and outstanding 220 shares of series A as of
        October 31, 1998 and 350 shares of series A as of January 31, 1998               220,000                350,000
     Common stock, par value  $.002 per share; 25,000,000 shares authorized; issued and outstanding 6,442,732 shares as of
         October 31, 1998 and 22,846,109 shares as of January 31, 1998                    12,885                 45,692
     Additional paid in capital                                                       10,794,113             10,508,670
     Accumulated deficit                                                             (11,200,880)           (10,298,365)
     Prepaid advertising and consulting fees                                            (134,004)              (508,096)
                                                                                    ------------           ------------
           Total stockholders' investment (deficit)                                     (307,886)                97,901
                                                                                    ------------           ------------
               Total liabilities and stockholders' investment (deficit)             $  1,057,457           $  1,409,267
                                                                                    ============           ============



The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997


                                                  THREE MONTHS ENDED                            SIX MONTHS ENDED
                                        -------------------------------------       --------------------------------------
                                        OCTOBER 31, 1998     OCTOBER 31, 1997       OCTOBER 31, 1998      OCTOBER 31, 1997
                                        ----------------     ----------------       ----------------      ----------------
                                          (Unaudited)           (Unaudited)           (Unaudited)           (Unaudited)
Net Revenues                              $   122,374           $   156,725           $   312,838           $   708,741
Cost of Goods Sold                             25,411               421,703               251,975               645,485
                                          -----------           -----------           -----------           -----------

Gross (Loss) Profit                            96,963              (264,978)               60,863                63,256
                                          -----------           -----------           -----------           -----------

Operating Expenses:
   Advertising                                 24,460                    --                98,054               317,828
   Selling and  marketing                       7,091               174,541               100,384               532,594
   General and administrative                 276,498               323,921               720,232               937,324
                                          -----------           -----------           -----------           -----------
                                              308,049               498,462               918,670             1,787,746
                                          -----------           -----------           -----------           -----------

Loss from Operations                         (211,086)             (763,440)             (857,807)           (1,724,490)
                                          -----------           -----------           -----------           -----------

Non - Operating Income (Expense)
   Litigation settlements                     (41,706)             (241,150)              (42,300)             (241,150)
   Interest expense                              (814)                   --                (1,408)               (5,142)
   Interest income                                 --                    --                    --                 5,055
                                          -----------           -----------           -----------           -----------
                                              (42,520)             (241,150)              (43,708)             (241,237)


                                          -----------           -----------           -----------           -----------
Loss before Income Taxes                     (253,606)           (1,004,590)             (901,515)           (1,965,727)

Provision for Income Taxes                         --                    --                 1,000                 1,800
                                          -----------           -----------           -----------           -----------


Net Loss                                  $  (253,606)          $(1,004,590)          $  (902,515)          $(1,967,527)
                                          ===========           ===========           ===========           ===========


Weighted average shares of
    Common Stock Outstanding                3,625,884             1,927,502             2,829,629             1,727,972
                                          ===========           ===========           ===========           ===========



Basic Net Loss per Share*                 $     (0.07)          $     (0.52)          $     (0.32)          $     (1.14)
                                          ===========           ===========           ===========           ===========

     * The basic net loss per share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.



The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT (DEFICIT)

                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1998

                                     Preferred Stock                  Common Stock
                               ---------------------------   --------------------------  Additional
                                 Number of         Par         Number of       Par         Paid In     Accumulated       Equity
                                 shares           value         shares        value        Capital        Deficit      Reductions
                               ------------   ------------   ------------  ------------  ------------  ------------   ------------
Balance January 31, 1998                350      $ 350,000     22,846,109      $ 45,692  $ 10,508,670  $(10,298,365)     $(508,096)

Reverse stock split                                           (20,561,476)      (41,123)       41,123

Conversion of preferred
   stock                               (130)      (130,000)       505,734         1,011       128,989            --             --

Conversion of debt to
   common stock                          --             --      2,552,365         5,105        31,156            --             --

Issuance of common
   stock in litigation
   settlements                           --             --        420,000           840        41,460            --             --

Issuance of common
   stock for consulting
   and legal fees                        --             --        680,000         1,360        42,715            --             --

Amortization of prepaid
   advertising and consulting
   fees                                  --             --             --            --            --            --        374,092

Net loss for the nine months
   ended October 31, 1998                --             --             --            --            --  $   (902,515)            --


                               ------------   ------------   ------------  ------------  ------------  ------------   ------------
Balance October 31, 1998                220      $ 220,000      6,442,732      $ 12,885  $ 10,794,113  $(11,200,880)     $(134,004)
(unaudited)                    ============   ============   ============  ============  ============  ============   ============




                                 Stockholders'
                                  Investment
                                 ------------
Balance January 31, 1998            $  97,901

Reverse stock split                        --

Conversion of preferred
   stock                                   --

Conversion of debt to
   common stock                        36,261

Issuance of common
   stock in litigation
   settlements                         42,300

Issuance of common
   stock for consulting
   and legal fees                      44,075

Amortization of prepaid
   advertising and consulting
   fees                               374,092

Net loss for the nine months
   ended October 31, 1998            (902,515)


                                 ------------
Balance October 31, 1998            $(307,886)
(unaudited)                      ============


The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997

                                                                                      1998                 1997
                                                                                   -----------           -----------
                                                                                   (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

          Net Loss                                                                 $  (902,515)          ($1,967,527)

          Adjustments to reconcile Net Loss to net cash used in operating activities:
              Reduction of prepaid consulting fees                                          --               471,150
              Depreciation and amortization                                            412,975               478,716
              Stock issued for advertising and other expenses                           55,336                60,375
              Litigation settlements                                                    42,300                25,624
                                                                                   -----------           -----------
                                                                                      (391,904)             (931,662)
                                                                                   -----------           -----------


              (Increase) / decrease in current assets:
                   Accounts receivable, net                                             (5,905)              (60,142)
                   Inventory                                                           250,899               575,101
                   Other current assets                                                     --                 6,000
               Increase / (decrease) in current liabilities:
                   Accounts payable                                                      4,910               (61,475)
                   Accrued expenses                                                   (110,237)               (6,928)
                   Accrued advertising                                                      --              (125,849)
                   Customer credit balances                                            190,243                    --
                   Commissions payable                                                     733                 8,621
                   FTC payable                                                         (41,672)              (52,080)
                                                                                   -----------           -----------
                                                                                       288,971               283,248
                                                                                   -----------           -----------

          Net cash used in operating activities                                       (102,933)             (648,414)
                                                                                   -----------           -----------



CASH FLOWS FROM FINANCING ACTIVITIES:

          Retirement of common stock                                                        --                  (300)
          Proceeds from sale of preferred stock                                             --               318,750
          Loans from stockholders                                                       35,000                 2,101
                                                                                   -----------           -----------
          Net cash provided by financing activities                                     35,000               320,551

NET (DECREASE) IN CASH                                                                 (67,933)             (328,303)

CASH,  BEGINNING BALANCE                                                                75,020               409,117
                                                                                   -----------           -----------

CASH,  ENDING BALANCE                                                              $     7,087           $    80,814
                                                                                   ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1998 AND JANUARY 31, 1998

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

The Company is a holding company which operates primarily through its wholly-owned subsidiary, SeQuester Incorporated ("SeQuester"), formerly KCD Incorporated, which was incorporated in November 1993. The Company is a distributor and marketer of technically advanced health products. The Company currently markets dietary aid products under the names SeQuester(R) and PhytoQuest(TM). These products are sold to national drug and food chain retailers, wholesalers and mass merchandisers throughout the United States using several of the nation's largest food brokerage firms. The Company's products are also sold through mail order programs.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1998 AND JANUARY 31, 1998

Certain reclassifications were made to the 1997 consolidated financial statement presentation to conform with the 1998 consolidated financial statement presentation.

The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.


2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition -- The Company recognizes revenue from wholesalers, distributors and retailers at the time of shipment, net of sales returns and allowances. The Company maintains a reserve for returns which management considers adequate to cover estimated losses. In determining the reserve to be maintained, management evaluates many factors including items which may be resold and historical loss experience. The reserve for returns was $260,000 at October 31, 1998 and $375,000 at January 31, 1998.

Significant customers accounting for 54% of revenues for the nine months ended October 31, 1998 include Wal-Mart Stores 40% and American Drug Stores 14%. In addition, approximately 11% of revenues were mail order sales.

The Company also had a one-time sale of $54,000 to Pan Chiao Hsin Hospital which has been deemed to be of doubtful collection and has not been included in the above percentages.

Significant customers accounting for 57% of revenues for the nine months ended October 31, 1997 include Wal-Mart Stores 17%, Walgreens 13%, Rite Aid Corp. 10%, Eckerd Drug 9%, and Target Stores 8%.

(b) Fair Value of Financial Instruments and Credit Risk -- The carrying value of cash, receivables and payables approximates their fair values due to the relatively short maturity of these instruments.

(c) Allowance for Doubtful Accounts -- In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1998 AND JANUARY 31, 1998

losses. The allowance for doubtful accounts was $425,000 at October 31, 1998 and $225,000 at January 31, 1998.

(d) Advertising -- The Company expenses advertising costs as incurred.

(e) Inventory -- Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:


                                                October 31, 1998     January 31, 1998
                                                ----------------     ----------------
           Product Units                          $   976,663          $ 1,047,824
           Packaging and Product Displays             195,278              195,277
           Shipping Supplies                           10,662               10,719
                                                  -----------          -----------
                                                    1,182,603            1,253,820
Less Allowance for Obsolescence                      (322,693)            (143,011)
                                                  -----------          -----------
                                                  $   859,910          $ 1,110,809
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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1998 AND JANUARY 31, 1998


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

       - The Company has a significant accumulated deficit and has incurred substantial losses from operations for the period from inception through October 31, 1998.

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


3. REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's revenues have declined substantially and the Company has incurred net losses from inception to October 31, 1998 of $11,200,880 including a net loss of $902,515 for the nine months ended October 31, 1998 and net losses of $2,440,692 and $1,852,365 during the fiscal years ended January 31, 1998 and 1997, respectively. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1998 AND JANUARY 31, 1998

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort, towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters (iii) reduction of salaries and general and administrative expenses (iv) reduction of inventories (v) management of accounts payable and
(vi) evaluation of its distribution and marketing methods.

The Company has embarked on new marketing methods including general nutrition outlets and mail order programs. In addition, the Company is actively pursuing potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the remainder of the fiscal year.


4. REVENUES

In the normal course of business during the nine month periods ended October 31, 1998 and 1997, the Company granted its customers a variety of discounts. The discounts granted were as follows:

                                                  1998               1997
                                               ----------         ----------
Gross Revenues                                 $  525,055         $1,423,358
                                               ----------         ----------

Discounts:
          Refunds and Returns                  $  160,286         $  627,092
          Introductory and Promotional             12,196             34,697
          Co-op Advertising                        35,095             35,607
          Other                                     4,640             17,221
                                               ----------         ----------
          Total Discounts                      $  212,217         $  714,617
                                               ----------         ----------
          Net Revenues                         $  312,838         $  708,741
                                               ==========         ==========

5. CUSTOMER CREDIT BALANCES

Customer credit balances consist of pending customer claims for co-op advertising, refunds and returns and other discounts.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1998 AND JANUARY 31, 1998

6. PROPERTY AND EQUIPMENT

                                   October 31, 1998    January 31, 1998
                                   ----------------    ----------------
Product Tooling                       $  43,900          $  43,900
Machinery and Equipment                  79,280             79,280
Computer Equipment                       31,198             31,198
                                      ---------          ---------
                                        154,378            154,378
Less Accumulated Depreciation          (142,696)          (104,008)
                                      ---------          ---------
                                      $  11,682          $  50,370
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

In May 1998, the Company entered into a loan agreement with a stockholder for a loan of $25,000 with interest at the rate of 9.5% per annum. Full payment of the principal and interest on this loan was due on July 1, 1998 or that loan would be convertible to common stock at $0.01 per share. This loan was collateralized by substantially all of the assets of the Company. In October 1998, this loan was converted into 2,500,000 restricted shares of Company common stock.


8. INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through January 31, 1998, the Company incurred net operating losses for tax purposes of approximately $8,864,000. Differences between financial statement and tax losses consist primarily of amortization, allowance for doubtful accounts, and termination of sub-chapter S status for a subsidiary in connection with a merger in October, 1994. The net operating loss carryforwards may be used to reduce taxable income through the year 2012. Net operating loss carryforwards for the State of California are approximately $3,664,000 and are generally available to reduce taxable income through the year 2002. Net operating loss carryforwards for the State of New Jersey are approximately $1,434,000 and are generally available to reduce taxable income through 2004. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. During the three taxable years ended January 31, 1998, the Company incurred a 50% or more change in ownership.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1998 AND JANUARY 31, 1998


Therefore, the availability of the Company's net operating loss carryforwards is limited. The provision for income taxes consists of the California and New Jersey state minimum taxes imposed on corporations.

The gross deferred tax asset balance as of January 31, 1998 was approximately $3,593,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards can not reasonably be assured.


9. CONTRACTS AND AGREEMENTS

(a) Supply and Packaging Agreements -- In April 1996, the Company entered into a five year supply agreement with a major manufacturer to provide dietary supplements for resale within the United States and Canada. This agreement also provides exclusive rights for the Company to sell products to certain retail stores and wholesalers. In addition, in April 1996, the Company entered into a five year packaging agreement which covers a significant portion of the Company's packaging requirements.

(b) Stock Compensation Plan -- In March 1997, the Company established the 1997 Stock Plan ("Plan") and reserved 3,000,000 shares of Company common stock for issuance to key employees and consultants under the Plan with a grant limit per participant of 1,750,000 shares. Pursuant to the Plan, the Company granted an aggregate of 1,500,000 non-qualified stock options during the three months ended April 30, 1997. On July 31, 1997, the Company canceled previously issued options and granted an equal amount of options to the same key employees and consultants at fair market value on that date which was $0.12 per share.

The exercise price for all options granted was fair market value on the date of grant. All such options vest on the date of grant, contain registration rights, and terminate ten years from date of grant. No options have been exercised through October 31, 1998. During October 1997, 500,000 previously issued options terminated, leaving a balance of 1,000,000 options outstanding at October 31, 1998.

(c) Consulting Agreement -- In August 1997, the Company restated its Consulting Agreement and Stock Plan with a consultant, dated February 1, 1996 to extend the term of such agreement for a three-year period commencing August 1, 1997 and issued 1,000,000 shares of registered Company common stock to such consultant.

(d) Leases -- The Company leases its office and business facilities in Westlake Village, California on a month-to-month basis. The Company also leases warehouse space on a month to month basis in Pine Brook, New Jersey. Rent expense incurred under all of these lease agreements is approximately $5,500 per month.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1998 AND JANUARY 31, 1998


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

In August 1998, the Company issued 30,000 shares of restricted common stock in exchange for legal and consulting services.

In October 1998, the Company issued 650,000 shares of restricted common stock to Steven Karsh for consulting services. Mr. Karsh is the President and a Director of the Company.

The Company is also contingently liable to issue up to an additional 36,000 shares of restricted common stock in connection with a settlement agreement. The Company has claims which partially offset this obligation.

(b) Preferred Stock -- In January 1997, the Company authorized issuance of a series of 5,000 shares of Convertible Preferred Stock and designated an initial issuance of 750 shares of Series A Convertible Preferred Stock with a par value of $1,000 per share. In January 1997, the Company sold 375 shares and in February 1997 sold an additional 375 shares to two accredited investors receiving gross proceeds of $750,000. The Company paid placement and finder's fees aggregating 15% of the gross proceeds in connection with this financing.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1998 AND JANUARY 31, 1998


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

Through October 31, 1998, an aggregate of 530 shares of outstanding preferred stock were converted into 988,248 shares of Company common stock.


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

In August 1998, the Company entered into a settlement and mutual general release agreement of the above proceeding. The settlement agreement provides for issuance of 220,000 restricted shares of Company common stock to the Krizman parties with certain registration rights.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1998 AND JANUARY 31, 1998


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

In October 1998, the Company entered into a settlement agreement and mutual release of the above actions. The settlement agreement provides for (i) the issuance of an aggregate of 200,000 restricted shares of Company common stock to Geotermica and Jackie R. See with certain registration rights and (ii) payment of running royalties aggregating 7.2% of gross sales of the SeQuester(R) 1 product sold subsequent to the date of the settlement agreement.

SeQuester Incorporated vs. Prudential Insurance Company of America

In January 1998, SeQuester Incorporated filed a lawsuit in Los Angeles Superior Court against the Prudential Insurance Company of America, Pruco Securities Corporation, and Patrick C. Welch. The lawsuit alleges various damages including but not limited to alleged damages in the amount of $4 million for defendants' unauthorized disclosure of confidential information concerning Clark M. Holcomb which interfered with the economic relationships and prospective economic advantage of SeQuester. In December 1998, the defendants were granted a demurrer as to the Company. The Company is considering an appeal to this decision.

McKesson Corporation vs. SeQuester Incorporated, et. al.

In July 1998, McKesson Corporation filed an action against the Company in the Superior Court of California for the County of Ventura. The Complaint alleges causes of action for breach of contract, account stated and open book account. The Complaint is based on the alleged failure of the Company to issue credits for unsaleable product which has either been returned or destroyed. Plaintiff has alleged damages in the amount of $304,404 plus interest and attorneys' fees. The Company intends to pursue a settlement of this action and has a preliminary agreement with the plaintiff that the amount in question is a maximum of $200,000.

Except as otherwise indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of October 31, 1998.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1998 AND JANUARY 31, 1998

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

           The Company is a holding company which operates primarily through its wholly-owned subsidiary, SeQuester Incorporated ("SeQuester"), formerly KCD Incorporated, which was incorporated in November 1993. The Company is a distributor and marketer of technically advanced health products. The Company currently markets dietary aid products under the names SeQuester(R) and PhytoQuest(TM). These products are sold to national drug and food chain retailers, wholesalers and mass merchandisers throughout the United States using several of the nation's largest food brokerage firms. The Company's products are also sold through mail order programs.

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

           The Company's activities through 1995 consisted primarily of the development and marketing of its dietary supplement product, SeQuester(R) 1. The Company introduced an appetite suppressant (SeQuester(R) 2) and a chromium based dietary supplement (SeQuester(R) 3) in addition to SeQuester(R) 1 in December 1995. Additionally, the Company introduced its fourth product, PhytoQuest(TM), in October 1996. It is composed of phytosterols, which in recent research shows potential to inhibit the gastrointestinal absorption of cholesterol. The Company has developed access to major domestic retail, pharmacy and mass merchandiser chains in the United States. The Company is currently evaluating all of its marketing and distribution programs and commenced advertising for its mail order programs in the second quarter of the current fiscal year.

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


Results of Operations

For the three month period ended October 31, 1998 compared to the three month period ended October 31, 1997:

           Revenues are derived from sales of the dietary fat sequestrant product and an appetite suppressant under the name SeQuester(R), a chromium based dietary supplement product sold under the name SeQuester(R) 3, and from PhytoQuest(TM), a dietary supplement designed to reduce cholesterol from the food you eat. Gross Revenues for the three months ended October 31, 1998 were $277,783 compared to $344,675 for the three months ended October 31, 1997, or a 20% decrease. Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $122,374 for the three months ended October 31, 1998 and $156,725 for the three months ended October 31, 1997 or a 22% decrease. The decrease is attributed to a decrease in sales volume and continued returns.

           The decrease in Gross Revenues is attributed to a decrease in sales to national drug and food chain retailers as the Company redirects its efforts towards mail order revenues and a lack of adequate financing to continue the Company's advertising campaign.

                                                               Three Months Ended
                                                               ------------------
                                                   October 31, 1998                October 31, 1997
                                                -----------------------         -----------------------
                                                   $               %              $                %
                                                -------         -------         -------         -------
Gross Revenues                                  277,783             100         344,675             100
                                                -------         -------         -------         -------

Discounts:
           Refunds and Returns                  117,857              42         167,167              49
           Introductory and Promotional           5,836               2           6,871               2
           Co-op Advertising                     30,000              11          10,000               3
           Other                                  1,716               1           3,912               1
                                                -------         -------         -------         -------
           Total Discounts                      155,409              56         187,950              55
                                                -------         -------         -------         -------
           Net Revenues                         122,374              44         156,725              45
                                                =======         =======         =======         =======

           Gross Profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Sales of the dietary products for the three month period ended October 31, 1998 was $25,411 or 21% of Net Revenues which provided a Gross Profit of $96,963 or 79% of Net Revenues. For the three month period ended October 31, 1997, the Cost of Sales was $421,703 or 269% of Net Revenues, which provided a Gross (Loss) of ($264,978) or (169%) of Net Revenues. The increase in Gross Profit resulted from no change in the allowance for inventory obsolescence. The Company recorded an increase in the allowance for obsolescence of $289,732 which was charged to cost of goods sold during the three months ended October 31, 1997.


                                              Three Months Ended
                                              ------------------
                                 October 31, 1998                October 31, 1997
                           -------------------------         --------------------------
                              $                %                $                 %
                           --------         --------         --------          --------
Net Revenues                122,374              100          156,725               100
Cost of Goods Sold           25,411               21          421,703               269
                           --------         --------         --------          --------
Gross Profit                 96,963               79         (264,978)             (169)
                           ========         ========         ========          ========


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

           Advertising expense was $24,460 for the three months ended October 31, 1998 vs. no advertising for the three months ended October 31, 1997. Advertising expenses for the three months ended October 31, 1998 included testing of radio spot commercials in selected markets via utilization of prepaid radio barter advertising. Lack of adequate financing curtailed continuance of the TV scheduling during this period. The Company is currently evaluating all of its marketing and distribution programs and commenced advertising for its mail order programs in the second quarter of the current fiscal year.

           Selling and Marketing expenses decreased significantly to $7,091 for the three months ended October 31, 1998 from $174,541 for the three months ended October 31, 1997. The Company experienced decreases in sales commissions and freight due to a reduction in sales and decreases in office expense, salaries and consulting fees during the three months ended October 31, 1998.

           General and Administrative expenses decreased to $276,498 for the three months ended October 31, 1998 from $323,921 for the three months ended October 31, 1997. The Company experienced decreases in legal and accounting fees, salaries, insurance, shareholder expense and office expenses, which were partially offset by increases in the allowance for doubtful accounts during the three months ended October 31, 1998.

           In August and October 1998, the Company issued an aggregate of 420,000 shares of restricted common stock in settlement of certain litigation matters and expensed $42,300 as the fair value of the stock issued.

           In September 1997, the Company completed settlement of certain litigation resulting from a management consulting agreement and related matters for the aggregate cash payment of $230,000 to the Company. The balance of prepaid consulting fees of $241,150 remaining after the settlement was recorded as a loss.

           Interest expense of $814 for the three months ended October 31, 1998 resulted from a short-term loan from a stockholder. There was no interest expense for the three months ended October 31, 1997.

           The net loss for the three month period ended October 31, 1998 of $253,606 was incurred principally as a result of a decrease in sales, continued returns and an increase in the allowance for doubtful accounts. The net loss for the three month period ended October 31, 1997 of $1,004,590 was incurred principally as a result of (i) a decrease in sales and an increase in returns,
(ii) an increase in the allowance for inventory obsolescence and (iii) the write-off of the balance of prepaid consulting fees subsequent to a litigation settlement.

           The basic net loss per common share was $0.07 for the three months ended October 31, 1998 and $0.52 for the three months ended October 31, 1997 based on the weighted average shares of common stock outstanding. The basic net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

For the nine month period ended October 31, 1998 compared to the nine month period ended October 31, 1997:

           Revenues are derived from sales of the dietary fat sequestrant product and an appetite suppressant under the name SeQuester(R), a chromium based dietary supplement product sold under the name SeQuester(R) 3, and from PhytoQuest(TM), a dietary supplement designed to reduce cholesterol from the food you eat. Gross revenues for the first nine months ended October 31, 1998 were $525,055 vs. $1,423,358 for the nine months ended October 31, 1997 or a 63% decrease.

           Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $312,838 for the nine months ended October 31, 1998 and $708,741 for the nine months ended October 31, 1997 or a 56% decrease. The decrease is attributed to a decrease in sales volume and continued returns.

           The significant decrease in Gross Revenues is attributed to a decrease in sales to national drug and food chain retailers as the Company redirects its efforts towards mail order revenues and a lack of adequate financing to continue the Company's advertising campaign.

                                                                       Nine Months Ended
                                                                       -----------------
                                                       October 31, 1998                     October 31, 1997
                                                -----------------------------         -----------------------------
                                                                       %                                     %
                                                ----------         ----------         ----------         ----------
Gross Revenues                                  $  525,055                100         $1,423,358                100
                                                ----------         ----------         ----------         ----------

Discounts:
           Refunds and Returns                  $  160,286                 30         $  627,092                 44
           Introductory and Promotional             12,196                  2             34,697                  2
           Co-op Advertising                        35,095                  7             35,607                  3
           Other                                     4,640                  1             17,221                  1
                                                ----------         ----------         ----------         ----------
           Total Discounts                      $  212,217                 40         $  714,617                 50
                                                ----------         ----------         ----------         ----------
           Net Revenues                         $  312,838                 60         $  708,741                 50
                                                ==========         ==========         ==========         ==========


           Gross profits are comprised of Net Revenues less direct costs of products, packaging and services. The Cost of Goods Sold of the dietary product for the nine month period ended October 31, 1998 was $251,975 or 81% of Net Revenues which provided a Gross Profit of $60,863 or 19% of Net Revenues. For the nine month period ended October 31, 1997, the Cost of Goods Sold was $645,485 or 91% of Net Revenues, which provided a Gross Profit for the nine month period of the previous year of $63,256 or 9% of Net Revenues.

                                             Nine Months Ended
                                             -----------------
                                October 31, 1998               October 31, 1997
                            -----------------------         -----------------------
                               $               %               $               %
                            -------         -------         -------         -------
Net Revenues                312,838             100         708,741             100
Cost of Goods Sold          251,975              81         645,485              91
                            -------         -------         -------         -------
Gross (Loss) Profit          60,863              19          63,256               9
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

           Advertising expense decreased significantly to $98,054 for the nine months ended October 31, 1998 from $317,828 for the first nine months of 1997. Advertising expenses for the nine months ended October 31, 1997 included testing of TV spot commercials in selected markets and utilization of prepaid radio barter advertising. Advertising expenses for the nine months ended October 31, 1998 included testing of radio spot commercials in selected markets via utilization of prepaid radio barter advertising. Lack of adequate financing curtailed continuance of the TV scheduling during this period. The Company is currently evaluating all of its marketing and distribution programs and commenced advertising for its mail order program in the second quarter of the current fiscal year.

           Selling and Marketing expenses decreased significantly to $100,384 for the nine months ended October 31, 1998 from $532,594 for the first nine months of 1997. The Company experienced decreases in sales commissions, coupon expense, marketing expense and freight due to a reduction in sales and decreases in office expense, salaries and consulting fees, travel and entertainment expenses during the nine months ended October 31, 1998.

           General and Administrative expenses decreased significantly to $720,232 for the nine months ended October 31, 1998 from $937,324 for the same nine months of 1997. The Company experienced decreases in legal and accounting fees, salaries, insurance, shareholder expense and office expenses, which were partially offset by increases in the allowance for doubtful accounts and consulting fees during the nine months ended October 31, 1998.

           In August and October 1998, the Company issued an aggregate of 420,000 shares of restricted common stock in settlement of certain litigation matters and expensed $42,300 as the fair value of the stock issued.

           In September 1997, the Company completed settlement of certain litigation resulting from a management consulting agreement and related matters for the aggregate cash payment of $230,000 to the Company. The balance of prepaid consulting fees of $241,150 remaining after the settlement was recorded as a loss.

           Interest expense of $1,408 for the nine months ended October 31, 1998 resulted from a short-term loan from a stockholder. Interest expense for the nine months ended October 31, 1997 was $5,142. Interest expense for the 1997 period reflects remaining principal balances on short term loans from stockholders which were converted to equity as of March 31, 1997.

           There was no interest income for the nine months ended October 31, 1998. Interest income of $5,055 for the nine months ended October 31, 1997 is the result of interest earned on a certificate of deposit of $100,000 which the Company had pledged as collateral and subsequently cashed and transferred to an escrow account in accordance with the terms of a consent order with the Federal Trade Commission.

           The provision for income taxes is the minimum for the States of New Jersey and California Franchise taxes. No provision was made for Federal income tax since the Company has net operating loss carryforwards.

           The net loss for the nine month period ended October 31, 1998 of $902,515 was incurred principally as a result of a decrease in sales, continued returns and an increase in the allowance for doubtful accounts. The net loss for the nine month period ended October 31, 1997 of $1,967,527 was incurred principally as a result of (i) a decrease in sales and an increase in returns,
(ii) an increase in the allowance for inventory obsolescence and (iii) the write-off of the balance of prepaid consulting fees subsequent to a litigation settlement.

           The basic net loss per common share was $0.32 for the nine months ended October 31, 1998 and $1.14 for the nine months ended October 31, 1997 based on the weighted average shares of common stock outstanding. The basic net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

Liquidity and Capital Resources

           Since inception, the Company has received capital for operations and development from private investors in the Company's securities, issuance of private party debt, loans from stockholders and financing from factors as well as revenues from operations. Through October 31, 1998, revenues from operations have been insufficient to satisfy operating expenses, product development and legal costs. The Company, therefore has been dependent on the private placement of securities and loans from private investors and stockholders.

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

           As shown in the accompanying financial statements, the Company has incurred net losses from inception to October 31, 1998 of $11,200,880 including net losses of $902,515 for the nine months ended October 31, 1998 and net losses of $2,440,692 and $1,852,365 during the fiscal years ended January 31, 1998 and 1997, respectively.

           Management devoted considerable effort towards (i) obtaining additional equity financing (ii) settlement of remaining litigation matters
(iii) reduction of salaries and general and administrative expenses (iv) reduction of inventories (v) management of accounts payable and (vi) evaluation of its distribution and marketing methods.

           The Company has embarked on new marketing methods including general nutrition outlets and mail order programs. In addition, the Company is actively pursuing potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the remainder of the fiscal year.

           As of October 31, 1998, the Company's working capital position decreased to ($322,579) from $44,325 at January 31, 1998. Decreases in current assets include decreases in cash of $67,933 and inventory, net of $250,899 offset by an increase in accounts receivable, net of $5,905. Changes in current liabilities include decreases in accrued expenses, net of $110,237 and FTC payable of $41,672 offset by increases in accounts payable of $4,910, loan payable to a stockholder of $10,000, commissions payable of $733 and customer credit balances of $190,243. Current assets decreased a net of $312,927 and current liabilities increased a net of $53,977 for the nine months ended October 31, 1998. The net loss for the nine months ended October 31, 1998 of $902,515 was reduced by non-cash charges for (i) depreciation and amortization of $412,975, (ii) issuance of stock of $55,336 for other expenses and (iii) issuance of stock for litigation settlements of $42,300, to reconcile to net cash used in operating activities.

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

                           PART II. OTHER INFORMATION


Item 1. - Legal Proceedings:

The Company is involved in several legal actions. For a description of this litigation and certain other pending legal matters involving the Company refer to the Company's Form 10-QSB - Part I for the nine months ended October 31, 1998 which are incorporated herein by reference.

Item 2. - Changes in Securities:

In August 1998, the Company issued 30,000 shares of restricted common stock in exchange for legal and consulting services.

In August and October 1998, the Company issued an aggregate of 420,000 shares of restricted common stock in settlement of certain litigation matters referred to in the Company's Form 10-QSB - Part I.

In October 1998, the Company issued 650,000 shares of restricted common stock to Steven Karsh for consulting services. Mr. Karsh is the President and a Director of the Company.

In May 1998, the Company entered into a loan agreement with a stockholder for a loan of $25,000 with interest at the rate of 9.5% per annum. Full payment of the principal and interest on this loan was due on July 1, 1998 or that loan would be convertible to common stock at $0.01 per share. This loan was collateralized by substantially all of the assets of the Company. In October 1998, this loan was converted into 2,500,000 restricted shares of Company common stock.

The Company relied upon the exemptions from registration contained in Section 4(2) of the 1933 Act as amended, on the basis that the offer and sale of the shares did not involve any public offering. All of the foregoing shares were issued with the appropriate restrictive legend.

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


                                        SEQUESTER HOLDINGS, INCORPORATED
                                        (Registrant)

Dated December 15, 1998                 By: /s/ Steven K. Karsh
                                            ------------------------------------
                                            Steven K. Karsh
                                            President

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


           Signature                         Title                                         Date
           ---------                         -----                                         ----


/s/ Steven K. Karsh            President, Principal Accounting Officer,              December 15, 1998
----------------------------
Steven K. Karsh                and Director


/s/ Stephen R. Miller, M.D.    Director                                              December 15, 1998
----------------------------
Stephen R. Miller, M.D.
