Form 10KSB40
period 2000-01-31
SEQUESTER HOLDINGS INC/NV
filed 2000-08-01
CIK 796628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

             For the fiscal years ended JANUARY 31, 1999 and 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from___________to __________


                       Commission file number 33-06827LA


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


           23852 PACIFIC COAST HIGHWAY, #434, MALIBU, CALIFORNIA 90265
           ------------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 317-0779
                          ------------------------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: NONE.

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ]    No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     For the fiscal year ended January 31, 1999, the Registrant's revenues were approximately $238,882. As of January 31, 1999, the aggregate market value of Registrant's voting stock held by non-affiliates was approximately $1,390,256. As of January 31, 1999, the Registrant had 6,442,732 shares of common stock outstanding.

     For the fiscal year ended January 31, 2000, the Registrant's revenues were approximately $146,779. As of January 31, 2000, the aggregate market value of Registrant's voting stock held by non-affiliates was approximately $1,877,674. As of January 31, 2000, the Registrant had 6,517,732 shares of common stock outstanding.

     Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

     SeQuester Holdings, Incorporated (the "Company"), formerly KCD Holdings Incorporated, was incorporated in the State of Nevada on February 13, 1986. The Company's principal offices are located at 23852 Pacific Coast Highway, #434, Malibu, California 90265.

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

     On May 5, 2000 SeQuester incorporated a wholly-owned subsidiary, Diet 123.com. Inc., as a Nevada corporation.

Business Description

     The Company is engaged in marketing and distributing a line of diet aid products, including a specially formulated dietary supplement sold under the name "SeQuester(R) 1" and a Phytosterol dietary supplement which inhibits dietary cholesterol absorption sold under the name "PhytoQuest(TM)". These products are collectively referred to herein as the Company's "SeQuester products".

Principal Product

     SeQuester(R)1

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

Additional Product

     PhytoQuest(TM)

     During the 1997 fiscal year, the Company introduced PhytoQuest(TM), a phytosterol dietary supplement which inhibits dietary cholesterol absorption.

Trademarks

     The Company's trademark, SeQuester(R), was registered on May 28, 1996. The Company filed trademark applications for ChromaQuest(TM) and PhytoQuest(TM) in February 1997. The Company will continue the ongoing process of application and expects final approval of its trademark applications. However, if these approvals are not ultimately received, this could adversely impact the Company's exclusive rights to the product names and market identity.

Manufacturing

     SeQuester(R) 1 is manufactured for the Company by a West Coast manufacturer in its own facility. The Company places purchase orders for SeQuester(R) 1 tablets on an as needed basis and the manufacturer delivers the finished tablets in bulk to the Company's packagers. The Company's manufacturer of SeQuester(R) 1 is generally able to deliver purchase orders in their entirety within five to seven weeks, with partial delivery commencing within three weeks from when the purchase order is placed.

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

Advertising and Marketing

     The Company believes that SeQuester(R) 1 is a technologically unique product in comparison with existing dietary supplements and that the addition of PhytoQuest(TM) to the Company's product line will greatly increase SeQuester's(R) brand recognition. However, in order to more aggressively compete in the weight loss industry, the Company believes that it is essential to educate the consumer concerning the SeQuester Plan and the SeQuester(R) 1 technology and distinguish SeQuester(R) 1 from existing diet aid products, as well as familiarize the public with all SeQuester(R) products. To this end, the Company has determined that, based upon test market data, print, radio and television media most effectively market its SeQuester(R) products. The Company is attempting to develop an E-commerce internet strategy and presence through its subsidiary Diet 123.com.Inc.

     The Company has advertised its SeQuester(R) products in regional newspapers and marketed its products in magazines, national network radio and television programs, as well as cable television and the internet.

     Significant Customers

     The Company earned substantially all of its revenue for the fiscal years ended January 31, 1999 and 2000 from the sale of its SeQuester(R) products directly to consumers.

     There are currently no sales made outside the United States.

Insurance

     Although the Company considers its SeQuester products to be safe, it may be subject to product liability claims from persons injured through their use. The Company currently does not maintain insurance coverage for such claims or Directors and Officers liability coverage.

Government Regulation

     Food and Drug Administration.

     For purposes of regulation by the Food and Drug Administration ("FDA") under the Food, Drug, and Cosmetic Act ("FDCA"), certain of the Company's products are considered to be dietary supplements, and certain of the Company's products are considered to be over-the- counter ("OTC") drugs. The manufacture, distribution, marketing, storage, record-keeping, and labeling, as well as other specified items relating to dietary supplements and OTC drugs, are subject to comprehensive FDA regulation. Among the restrictions applicable to dietary supplement products are that all labeling claims must be truthful and substantiated and may not include any claims that the product diagnoses, treats, cures, or prevents any disease. For OTC drugs such as those marketed by the Company, ingredients and labeling claims must be in conformity with specific product monographs contained in FDA regulations. Although the Company believes that its SeQuester(R) products currently comply with applicable laws and regulations administered by the FDA in these respective areas, FDA enforcement policy is still evolving, particularly with respect to dietary supplements. There can be no assurance that the FDA will not take enforcement action against one or more of the Company's products on labeling or other grounds. Such enforcement action could have serious negative implications for the Company.

     FDA approval is required before any new drug can be marketed. SeQuester(R) 1 and PhytoQuest(TM) are dietary supplements and therefore are not subject to FDA approval as drugs, provided that, in the course of marketing or advertising such products, the Company does not make claims of a medicinal or therapeutic nature. The Company believes that it is currently in substantial compliance with all applicable material FDA regulations.

     Federal Trade Commission.

     The advertising and promotion of the Company's products is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTCA"). Among other requirements, the FTC requires that all claims made in advertising be truthful and substantiated in accordance with standards that have been developed by the FTC. The Company's advertising claims for its SeQuester(R) 1 product were the subject of inquiry by the Seattle Regional Office of the FTC which alleged that previous claims for the SeQuester(R) 1 product were false and/or unsubstantiated in violation of the FTCA. On December 18, 1996, the Company's Board of Directors approved a proposed administrative consent order which was given final approval by the FTC on June 16, 1997, and required the Company to pay $150,000 to the FTC and maintain adequate substantiation for future advertising claims. The payment was paid in full prior to January 31, 1999. The consent order also requires the Company to maintain adequate substantiation for future advertising claims. The Company and two of its former officers and directors will be subject to substantial monetary penalties in the event of non- compliance with the consent order. Such penalties, if imposed, could have a material adverse effect on the Company.

     Environmental Compliance.

     The Company's SeQuester(R) products are not subject to material environmental regulation at this time and the Company does not anticipate that future regulation will affect the manufacture of its SeQuester(R) products.

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

Employees

     The Company has two employees, one full-time and one part-time. The full time employee is engaged in management, marketing, administrative and support activities. None of the Company's employees is subject to a collective bargaining agreement and the Company believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal place of business is located at 23852 Pacific Coast Highway, #434, Malibu, California 90265 where the Company currently leases office and business property on a month-to-month basis.

     The Company also leases warehouse space on a month to month basis in Pine Brook, New Jersey at the facilities of its East Coast packager.

     The Company has no long term lease for either its office or warehouse facilities.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is currently involved in the following legal actions. In the opinion of the management, the Company has adequate legal defenses with respect to these actions, as noted below:

McKesson Corporation vs. SeQuester Incorporated, et al.

     In July 1998, McKesson Corporation filed an action against the Company in the Superior Court of California for the County of Ventura. The complaint alleges causes of action for breach of contract, account stated and open book account. The complaint is based on the alleged failure of the Company to issue credits the unsaleable product which has either been returned or destroyed. Plaintiff has alleged damages in the amount of $304,404 plus interest and attorney's fees. The Company was unable to settle and allowed McKesson to file a judgement for the original amount of $304,404 entered on June 30, 1999. The Company is continuing to attempt a settlement in this matter.

     Except as otherwise indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of January 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Subsequent to the year-ended January 31, 2000, the Company donated bulk of its inventory to a charitable organization. The original cost of the inventory was $868,877. An allowance for obsolescence of $868,877 has been provided against this inventory in the financial statements.

     During the fourth quarter of each of the fiscal years ended January 31, 1999 and January 31, 2000 no matter was submitted to a vote of security holders.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Until March, 2000 the Company's Common Stock was quoted on the OTC Bulletin Board under the symbol "SQES" (formerly "KCDH", "SQTR", "SQST", "KCDH"). A limited trading market exists for the Common Stock. The high and low bid prices for the Common Stock, are indicated for the periods described below. Such prices are interdealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.


          QUARTER ENDED                       Bid Prices
          -------------                     ---------------
                                            High       Low
                                            ----       ---
          April 30, 1998                   8.75       1.25
          July 31, 1998                    4.40       1.625
          October 31, 1998                 4.10       1.50
          January 31, 1999                 4.10       1.50
          April 30, 1999                   2.00       1.40
          July 31, 1999                    1.75       1.25
          October 31, 1999                 2.20       1.00
          January 31, 2000                 3.40       0.50

     On February 25, 1998, the Company effected a reverse split of its common stock in the ratio of one new share for ten old shares.

     On March 21, 2000 the Company effected a reverse split of its common stock in the ratio of one new share for ten old shares.

     The Bid Prices listed above have not been restated for the reverse stock splits.

     On January 31, 2000, there were approximately 600 shareholders of record of the Company's Common Stock. On January 31, 2000, the closing bid and ask prices for the Common Stock reported by the Reuters Limited were $0.20 and $0.34 respectively.

     To date, the Company has not declared or paid any cash dividends with respect to its Common Stock. The current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no dividends are expected to be paid on the Common Stock in the foreseeable future. Furthermore, there can be no assurance that the future operations of the Company will generate the revenues and cash flow sufficient to declare a cash dividend or that the Company will have legally available funds to pay dividends.

     The Transfer Agent for the Company is Jersey Transfer & Trust Company, located in Verona, New Jersey.

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

     For the twelve month period ended January 31, 2000 compared to the twelve month period ended January 31, 1999:

     Revenues are derived from sales of the dietary fat sequestrant product and, commencing in October 1996, from PhytoQuest(TM), a dietary supplement designed to reduce cholesterol from the food you eat. Gross Revenues for the twelve months ended January 31, 2000 were $146,779 compared to $238,882 for the twelve months ended January 31, 1999.


                                                 TWELVE MONTHS ENDED
                                           ----------------------------------
                                           JANUARY 31, 2000  JANUARY 31, 1999
                                           ----------------  ----------------
Gross Revenues                                  $147,177         $574,063
                                                --------         --------
Discounts:
    Refunds and Returns                              398          291,190
    Introductory and Promotional                    --              8,896
    Co-op Advertising                               --             35,095
    Other                                           --               --
                                                --------         --------
    Total Discounts                                  398          335,181
                                                --------         --------
    Net Revenues                                 146,779          238,882
                                                ========         ========



                                                 TWELVE MONTHS ENDED
                                           ----------------------------------
                                           JANUARY 31, 2000  JANUARY 31, 1999
                                           ----------------  ----------------
Net Revenues                                   $ 146,779         $ 238,882
Cost of Goods Sold                                28,000           373,879
                                               ---------         ---------
Gross (Loss) Profit                              118,779          (134,996)
                                               =========         =========


     The provision for income taxes is the minimum for the States of New Jersey and California Franchise taxes. No provision was made for Federal income tax since the Company has significant net operating loss carryforwards.

     The net loss for the twelve month period ended January 31, 2000 of $359,877 was incurred principally as a result of (i) a decrease in sales, and (ii) an increase in the allowance for inventory obsolescence and expense for deteriorated products. The net loss for the twelve month period ended January 31, 1999 of $2,431,049 was the result of merchandise returned by distributors and other customers.

     Net loss per common share was $0.55 for the twelve months ended January 31, 2000 and $6.25 for the twelve months ended January 31, 1999 based on the weighted average shares of common stock outstanding. The net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

     The Company believes that net losses for the period from inception through January 31, 2000 are consistent with the initial development of the Company, its major advertising campaign and its introduction of the SeQuester(R) products.

     For the twelve month period ended January 31, 2000 compared to the twelve month period ended January 31, 1999:

     Revenues are derived from sales of the dietary fat sequestrant product and from PhytoQuest(TM), a dietary supplement designed to reduce cholesterol from the food you eat. Gross Revenues for the twelve months ended January 31, 2000 were $147,177 compared to $574,063 for the twelve months ended January 31,1999. Gross Revenues have been reduced for a variety of discounts to provide Net Revenues of $146,779 for the twelve months ended January 31, 2000 and $238,882 for the twelve months ended January 31, 1999.

     The significant decrease in Gross Revenues resulted from a hold on the Company's marketing campaign and a change in sales direct to consumers.

Liquidity and Capital Resources

     Since inception, the Company has received capital for operations and development from private investors in the Company's securities, issuance of private party debt, loans from stockholders and financing from factors as well as revenues from operations. Through January 31, 2000, revenues from operations have been insufficient to satisfy operating expenses, product development and legal costs. The Company, therefore has been dependent on the private placement of securities and loans from private investors and stockholders.

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

     As shown in the accompanying financial statements, the Company has incurred net losses from inception to January 31, 2000 of $13,089,291 including net losses of $359,877and $2,431,049during the fiscal years ended January 31, 2000 and 1999, respectively.

     Management devoted considerable effort during the twelve months ended January 31, 2000 and 1999 and towards (i) obtaining additional equity financing
(ii) settlement of remaining litigation matters (iii) reduction of salaries and general and administrative expenses (iv) reduction of inventories (v) management of accounts payable and (vi) evaluation of its distribution and marketing methods.

     The Company has embarked on new marketing methods including general nutrition outlets and a mail order program. In addition, the Company is actively pursuing potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment.

     Management has reduced its administrative expenses and anticipates additional distribution methods for its SeQuester(R) products during the remainder of 2000.

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

     Through January 31, 2000, an aggregate of 530 shares of outstanding preferred stock were converted into 5,330,876 shares of Company common stock.

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

     In August 1998, the Company issued 200,000 shares in payment of settlement of Geotermica lawsuit, 220,000 shares for settlement of Krigman lawsuit and 30,000 shares in payment of legal services. All of these shares are subject to Rule 144 restrictions.

     In August 1998, the Company issued 30,000 shares of restricted common stock in exchange for legal and consulting services. The Company is also contingently liable to issue up to an additional 36,000 shares of restricted common stock in connection with a settlement agreement. The Company has claims which partially offset this obligation. In March 2000, the Company issued 25,000 restricted common stock as compensation to an employee and 50,000 restricted common stock in exchange for debt cancellation.

     In October of 1998, the Company issued 650,000 shares to Steven Karsh and 2,500,000 to Nina Leslie Maier for cancellation of debt to Karsh and partial payment of secured loan to Maier. These shares are subject to Rule 144.

     In March 1999, the Company issued 25,000 shares of common stock as compensation to an employee and 50,000 shares in exchange of debt cancellation for $.10 per share due to the restrictive nature of those shares. These shares are subject to Rule 144 restrictions.

     In March 2000, the Company issued 150,000 shares of common stock in payment of debt to a supplier.

     In March of 2000, Steven Karsh purchased 1,500,000 shares pre-split from Nina Leslie Maier leaving Ms. Maier with 1,000,000 shares pre-split.

     The Company currently has no firm commitments for material capital expenditures. The Company does not anticipate that future compliance with existing environmental and occupational safety regulations will have a significant impact on its financial condition or future operating results.

     The loan from stockholder represents amounts due to Steven Karsh, President of the Company, consisting of $414,117 and $197,000 as of January 31, 2000 and 1999, respectively. The loan is unsecured, interest free and due on demand.

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

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Form 10-KSB


FINANCIAL STATEMENTS:
---------------------

                                                                               Page
                                                                               ----
     Report of Independent Certified Public Accountants                         F-2
     Consolidated Balance Sheets at
            January 31, 2000 and January 31, 1999                               F-3
     Consolidated Statements of Operations for the
            twelve months ended January 31, 2000 and 1999                       F-4
     Consolidated Statement of  Stockholders' Investment
           for the twelve months ended January 31, 2000 and 1999                F-5
     Consolidated Statements of Cash Flows
           for the twelve months ended January 31, 2000 and 1999                F-6
     Notes to Consolidated Financial Statements                                 F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On April 4, 2000, the Company engaged Kabani & Co., Inc., Certified Public Accountants ("Kabani") to audit the financial statements of the Company. At no time prior to such date had the Company consulted Kabani regarding any accounting matters. Management believes that a smaller accounting firm would be more cost effective and more readily accessible for consultation.

     There was no disagreement with the prior accounting firm, Grant Thornton, and the severance was amicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors

     The Officers and Directors of the Company are:

                                                                                Officer and/or
NAMES AND ADDRESSES                        Age      Position                    Director Since
-------------------                       ----      --------                    --------------
Steven K. Karsh                            54       President, Principal             1997
23852 Pacific Coast Highway                         Accounting Officer and
Malibu, CA 90265                                    Director

Stephen R. Miller, M.D.                    57       Director                         1996
3000 East County Road, 400 North
Muncie, IN  47303


     All directors hold office until the next annual meeting of stockholders, and until they or their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

     Steven K. Karsh: During the five year period prior to 2000, Mr. Karsh was a real estate executive including sales, investing and leasing both residential and commercial properties. His prior work experience also includes re-organizations and turnarounds for wholesale, retail and mass-merchandising corporations. Mr. Karsh became the President and a Director of the Company in October 1997. He is a graduate of Hunter College in New York, New York and Brooklyn College of Law, also in New York.

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

     No director holds a directorship in any other public company.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth compensation paid by the Company for the three prior fiscal years ended January 31, 2000 to all its executive officers.

                           SUMMARY COMPENSATION TABLE


                                                  ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                       ---------------------------------------  -----------------------------------
                                                                                         AWARDS           PAYOUTS
                                                                                -----------------------  ----------
                                                                                Restricted   Underlying     LTIP       All Other
Name and Current                                                  Other Annual    Stock       Options/     Payouts   Compensation
Principal Positions                    Year     Salary    Bonus   Compensation  Award(s)($)    SARs(#)       ($)          ($)
-------------------                    ----     ------    -----   ------------  -----------  ---------     --------  ------------
Steven K. Karsh                        2000       --        --         --          --            --           --          --
President and Principal Accounting     1999       --        --         --          --            --           --          --
  Officer                              1998       --        --         --          --            --           --          --


     Directors received no compensation for their services as such for the three fiscal years ended January 31, 2000. The Company does not currently intend to pay directors any cash compensation for services, but will reimburse them for out-of-pocket expenses they may incur on behalf of the Company. No such expenses were reported or reimbursements provided for the fiscal years ended January 31, 1998, 1999 and 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below sets forth certain information regarding the beneficial ownership of the Company's common stock as of January 31, 2000 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding common stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.


NAME AND ADDRESS                     Amount and Nature of          Percentage
OF BENEFICIAL OWNER                    Beneficial Owner            of Class(1)
-------------------                  --------------------          -----------
Stephen R. Miller, M.D.                           -0-                     0%
3000 East County Road, 400 North
Muncie, IN  47303

Steven Karsh                                  650,000                  9.98%
25312 Malibu Road
Malibu, CA  90265

Directors and Officers as a Group             650,000                  9.98%



(1) Included for the purposes of this calculation are 6,517,732 shares of Common Stock outstanding as of January 31, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has signed an agreement with the President of the Company to receive consulting services. The agreement is effective from October 1, 1997 and runs for five years. The annual compensation for the consulting services is $180,000. Per the agreement, any amount outstanding under the agreement can be exchanged for common stock of the Company at $.10 per share, at the option of the President of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits


   EXHIBIT
   NUMBER       Title of Exhibit
   ------       ----------------
     3.1        Articles of Incorporation of the Company, as amended(1)

     3.2        Certificate of Amendment to the Articles of Incorporation(6)

     3.3        Bylaws of the Company, as amended(1)

     4.1 Warrant Agreement and Form of Warrant Applicable to the A, B, and C Warrants(1)

    10.1        First Amended License Agreement dated May 10, 1995(2)

Exhibit
Number    Title of Exhibit
------    ----------------

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

(b) Reports on Form 8-K:

     The Company filed a Form 8-K giving notice that Grant Thornton had been terminated as the accounting firm of record. An additional Form 8-K was filed on April 19, 2000 giving notice that on April 4, 2000, the Company engaged Kabani & Co., Inc., Certified Public Accountants. On the same Form 8-K notice was given that effective March 10, 2000, the Company effected a one for ten reverse split of its outstanding shares of common stock. Fractional shares resulting from the reverse split will not be issued but will be rounded up to a whole number.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SEQUESTER HOLDINGS, INCORPORATED
                                            (Registrant)


Dated: July 31, 2000                        By: /s/ Steven K. Karsh
                                               -------------------------------
                                                Steven K. Karsh
                                                President

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                                  Title                                 Date
         ---------                                  -----                                 -----
/s/ Steven K. Karsh                 President, Principal Accounting Officer,           July 31, 2000
-----------------------------                    and Director
Steven K. Karsh


/s/ Stephen R. Miller, M.D.                         Director                           July 31, 2000
-----------------------------
Stephen R. Miller, M.D.


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Sequester Holdings, Incorporated:


We have audited the accompanying consolidated balance sheets of Sequester Holdings, Incorporated (a Nevada corporation) and subsidiary (the "Company") as of January 31, 2000, and 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the twelve month periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequester Holdings, Incorporated and subsidiary as of January 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the twelve month periods then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company's revenues have declined substantially and the company incurred net losses of $359,877 and $2,231,049 during the twelve month periods ended January 31, 2000 and 1999, respectively. The company's total liabilities exceed its total assets by $1,854,793 at January 31, 2000. These factors, among others, as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
June 14, 2000

                        SEQUESTER HOLDINGS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 2000 AND 1999

                                                                            JANUARY 31,       JANUARY 31,
                   ASSETS                                                      2000              1999
                   ------                                                  -------------     -------------
CURRENT ASSETS:
              Cash & cash equivalents                                      $      4,570      $      8,199
              Accounts receivable, net                                          225,608           225,608
              Inventory                                                         157,298           180,705
                                                                           ------------      ------------
                          Total current assets                                  387,476           414,512

PROPERTY AND EQUIPMENTS, NET                                                      5,899             9,939
OTHER ASSETS:
              Prepaid consulting fees                                              --              66,277
              Deposits                                                            1,394             1,394
              Intangibles, net                                                    1,426             1,620
                                                                           ------------      ------------
                          Total other assets                                      2,820            69,291
                                                                           ------------      ------------
                                                                           $    396,195      $    493,742
                                                                           ============      ============
              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------

CURRENT LIABILITIES:
              Accounts payable                                             $    582,330      $    585,581
              Accrued expenses                                                  342,107           301,143
              Returns pending                                                   260,000           260,000
              Customer credit balances                                          852,434           852,434
              Loans from stockholders                                           414,117           197,000
                                                                           ------------      ------------
                          Total current liabilities                           2,450,988         2,196,158

COMMITMENTS AND CONTINGENCIES (SEE NOTES)
STOCKHOLDERS' DEFICIT:
              Common stock, par value $.002 per share; 25,000,000                13,035            12,885
              shares authorized; issued and outstanding 6,517,732
              shares as of January 31, 2000 and 6,442,732 shares
              as of January 31, 1999
              Convertible Preferred stock, par value $1,000 per share;          220,000           220,000
              5000 shares authorized; issued and outstanding 220 of
              series A as of January 31, 2000 and 1999
              Additional paid in capital                                     10,801,463        10,794,113
              Accumulated deficit                                           (13,089,291)      (12,729,414)
                                                                           ------------      ------------
                          Total stockholders' deficit                        (2,054,793)       (1,702,416)
                                                                           ------------      ------------
                          Total liabilities and stockholders' deficit      $    396,195      $    493,742
                                                                           ============      ============



       The accompanying notes are an integral part of these consolidated financial statements

                        SEQUESTER HOLDINGS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE TWELVE MONTHS ENDED JANUARY 31, 2000 AND 1999

                                                                           JANUARY 31,      JANUARY 31,
                                                                              2000             1999
                                                                           -----------      -----------
 NET  REVENUE                                                             $   146,779      $   238,882
 COST OF GOODS SOLD                                                            28,000          373,878
                                                                          -----------      -----------
 GROSS PROFIT (LOSS)                                                          118,779         (134,996)
 Operating expenses:
               General and administrative                                     477,856        1,243,566
               Allowance for inventory obsolescence                              --            725,866
                                                                          -----------      -----------
 LOSS FROM OPERATIONS                                                        (359,077)      (2,104,428)
 Non- operating income (expense):
               Litigation settlement                                         (241,706)
               Interest expenses                                                 --            (86,474)
               Miscellaneous income                                              --              2,359
                                                                          -----------      -----------
 Total non-operating income (expenses)                                           --           (325,821)
                                                                          -----------      -----------
 LOSS BEFORE INCOME TAXES                                                    (359,077)      (2,430,249)

 Provision for income taxes                                                       800              800
                                                                          -----------      -----------
 NET LOSS                                                                 $  (359,877)     $(2,431,049)
                                                                          ===========      ===========
 WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC & DILUTED         650,951          388,741
                                                                          ===========      ===========
 BASIC & DILUTED NET  INCOME (LOSS) PER SHARE*                            $     (0.55)     $     (6.25)
                                                                          ===========      ===========


* The basic net loss per share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

                        SEQUESTER HOLDINGS, INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE TWELVE MONTHS ENDED JANUARY 31, 2000 AND 1999

                                PREFERRED STOCK                  COMMON STOCK
                       --------------------------------    --------------------------                   PREPAID
                       NUMBER OF   PAR        NUMBER OF       PAR        ADDITIONAL     ACCUMULATED   ADVERTISING    STOCKHOLDERS'
                        SHARES    VALUE         SHARES       VALUE    PAID IN CAPITAL     DEFICIT     & CONSULTING  EQUITY (DEFICIT)
                       --------  ---------  ------------   ---------  ----------------  ------------  -----------   ---------------
Balance
  January 31, 1998       350   $ 350,000      22,846,109    $ 45,692    $ 10,508,670   $(10,298,365)   $(508,096)   $     97,901

Reverse stock split       --          --     (20,561,476)    (41,123)         41,123           --           --              --

Conversion of
   preferred stock      (130)   (130,000)        505,734       1,011         128,989           --           --              --

Conversion of debt to
 common stock             --          --       2,552,365       5,105          31,156           --           --            36,261

Issuance of common
 stock  in litigation
 settlements              --          --         420,000         840          41,460           --           --            42,300

Issuance of common
 stock for consulting
 and legal fees           --          --         680,000       1,360          42,715           --           --            44,075

Amortization of
 prepaid advertising
 and consultiing fees     --          --              --          --              --             --      508,096         508,096

Net loss for the
 year ended
 Jan. 31, 1999            --          --              --          --              --     (2,431,049)        --        (2,431,049)
                         ---   ---------       ---------    --------    ------------   ------------    ---------    ------------
Balance
 January 31, 1999        220   $ 220,000       6,442,732    $ 12,885    $ 10,794,113   $(12,729,414)   $    --      $ (1,702,416)
                         ===   =========       =========    ========    ============   ============    =========    ============

Issuance of common
 stock for consulting
 and legal fees          --          --           25,000          50           2,450           --           --             2,500

Conversion of debt to
 common stock            --          --           50,000         100           4,900           --           --             5,000

Net loss for the
 year ended
 Jan. 31, 2000           --          --              --          --              --        (359,877)        --          (359,877)
                         ---   ---------       ---------    --------    ------------   ------------    ---------    ------------
Balance
 January 31, 2000        220   $ 220,000       6,517,732    $ 13,035    $ 10,801,463   $(13,089,291)   $    --      $ (2,054,793)
                         ===   =========       =========    ========    ============   ============    =========    ============



       The accompanying notes are an integral part of these consolidated financial statements

                        SEQUESTER HOLDINGS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE TWELVE MONTHS ENDED JANUARY 31, 2000 AND 1999

                                                                    2000            1999
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                  $  (359,877)     $(2,431,049)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                              4,234           40,626
          Reduction of prepaid consulting fees                        --            441,819
          Stock issued for advertising and other expenses            2,500           65,625
          Litigation settlements                                     5,000           57,011
          Provision for obsolete inventory                            --            725,866
          (Increase) / decrease in current assets:
                       Accounts receivable                            --            (55,746)
                       Inventory                                    23,407          204,238
                       Prepaid consulting fees                      66,277             --
          Increase / (decrease) in current liabilities:
                       Accounts payable                             (3,251)         (41,417)
                       Accrued expenses                             40,964          (83,870)
                       Returns pending payable                        --            260,000
                       Customer credit balances                       --            644,522
                       Commissions payable                            --            (49,774)
                       FTC payable                                    --            (41,672)
                                                               -----------      -----------
          Net cash used in operating activities                   (220,746)        (263,821)
                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
                          Loans from stockholders                  217,117          197,000
                                                               -----------      -----------
NET DECREASE IN CASH                                                (3,629)         (66,821)

CASH, BEGINNING BALANCE                                              8,199           75,020
                                                               -----------      -----------
CASH, ENDING BALANCE                                           $     4,570      $     8,199
                                                               ===========      ===========



       The accompanying notes are an integral part of these consolidated financial statements

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SeQuester Holdings, Incorporated ("the Company"), formerly KCD Holdings Incorporated, was incorporated in the state of Nevada on February 13, 1986. The Company's activities from inception until 1993 consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. The Company had only nominal net assets and no operational activities form the fiscal years 1989 through 1993 and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

The Company is a holding Company which operates primarily through its wholly-owned subsidiary, SeQuester Incorporated ("SeQuester"), formerly KCD incorporated, which was incorporated in November 1993. The Company is a distributor and marketer of technically advanced health products. The Company currently markets dietary aid products under the names SeQuester(R), ChromaQuester(TM) and PhytoQuester (TM). These products are sold to national drug and food chain retailers, wholesalers and mass merchandisers throughout the United States.

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

The Company's activities through 1995 consisted primarily of the development and marketing of its dietary supplement product, SeQuester (R) 1. The Company introduced an appetite suppressant, SeQuester (R) 2 and a chromium based dietary supplement, ChromaQuester(TM) in addition to SeQuester(R) 1 in December 1995. Additionally, the Company introduced its fourth product, PhytoQuest(TM) , in October 1996. The preceding products are collectively known as the SeQuester(R) brand products. To date, the Company has developed access to major domestic retail, pharmacy and mass merchandiser chains in the United States.

The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles. All significant inter-company balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications were made to the 1998 consolidated financial statement presentation to conform with the 1999 and 2000 consolidated financial statement presentation.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY & EQUIPMENT

Property and equipment is carried at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

COMPREHENSIVE INCOME

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. The Company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.

REPORTING SEGMENTS

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

performances. The Company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.

PENSION AND OTHER BENEFITS

In February 1998, the Financing accounting standards board issued statement of financial accounting standards No. 132, Employers' disclosures about pension and other post-retirement benefits (SFAS No. 132), which standardizes the disclosure requirements for pension and other post -retirement benefits. The Company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements.

ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (ASEC of AICPA) issued Statement of position (SOP) No. 98-1, "Accounting for the costs of computer software developed or obtained for internal use", effective for fiscal years beginning after December 15, 1998. SOP N0. 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have a material impact on its financial statements.

COSTS OF START-UP ACTIVITIES

In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the costs of start-up activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have a material impact on its financial statements.

ACCOUNTING DEVELOPMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for derivative instruments and hedging activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 30, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

REVENUE RECOGNITION

The Company recognizes revenue from wholesalers, distributors and retailers at the time of shipments, net of sales returns and allowances. The Company maintains a reserve for returns which management

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

considers adequate to cover estimated losses. In determining the reserve to be maintained, management evaluates many factors including items which may be resold and historical loss experience. The reserve for returns was $260,000 at January 31, 2000 and 1999.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts at January 31, 2000 and 1999 was $841,760 for trade receivables.

ADVERTISING

The Company expenses advertising costs as incurred.

INVENTORY

Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of:


                                    January 31, 2000       January 31, 1999
                                    ----------------       ----------------
Product Units                          $1,021,582             $1,049,582
Shipping supplies                           4,593
                                       ----------             ----------
                                       $1,026,175             $1,049,582
Less: allowance for Obsolescence          868,877                868,877
                                       ----------             ----------
                                       $  157,298             $  180,705
                                       ==========             ==========


The allowance for obsolescence is maintained at an amount management deems adequate to cover unsaleable inventory. In determining the allowance to be maintained, management evaluates many factors including alternate uses and a specific review for items no longer saleable.

RISKS AND UNCERTAINTIES

In the normal course of business, the Company is subject to certain risks and uncertainties as follows:

The Company's primary source of revenue has been from a single product, SeQuester(R) 1; however, the Company introduced two new dietary aid products in December 1995 (SeQuester(R) 2 and ChromaQuester(TM)) and introduced a fourth product, phytoQuest(TM) in October 1996. The Company has a significant accumulated deficit and has incurred substantial losses from operations for the period from inception through January 31, 2000.

The Company provides its product on unsecured credit to most of its customers, the majority of which are national retail outlets.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999


3.   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's revenues have declined substantially and the Company has incurred net losses from inception to January 31, 2000 of $13,089,291 including net losses of $359,877 and $2,431,049 during the fiscal years ended January 31, 2000 and 1999, respectively. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company's total liabilities exceed its total assets by $2,054,793 at January 31, 2000. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the fiscal years ended January 31, 2000 and 1999, towards (I) obtaining additional equity financing (ii) settlement of remaining litigation matters
(iii) reduction of salaries and general and administrative expenses (iv) reduction of inventories (v) management of accounts payable and (vi) evaluation of its distribution and marketing methods.

The Company has embarked on new marketing methods including general nutrition outlets and a mail order program. In addition, the Company is actively pursuing potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

4.   REVENUE

In the normal course of business during the twelve month periods ended January 31, 2000 and 1999, the Company granted its customers a variety of discounts. The discounts granted were as follows:


                                   January 31, 2000   January 31, 1999
                                   ----------------   ----------------
Gross Revenues                          $147,177          $574,063
Discounts:
    Refunds and Returns                      398           291,190
    Introductory and Promotional            --                8896
    Co-Op Advertising                       --              35,095
                                        --------          --------
    Total Discounts                          398           335,181
                                        --------          --------
    Net Revenues                        $146,779          $238,882
                                        ========          ========

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

5.   CUSTOMER CREDIT BALANCES

Customer credit balances consist of pending customer claims for co-op advertising, refunds and returns and other discounts.

6.   PROPERTY AND EQUIPMENT


                            January 31, 2000   January 31, 1999
                            ----------------   ----------------
Machinery and Equipment         $ 80,480           $ 79,280
Computer Equipment                31,198             31,198
                                --------           --------
                                 111,678            110,478
Less Accum. Depreciation         105,779            100,539
                                --------           --------
                                $  5,899           $  9,939
                                ========           ========



7.   LOAN FROM STOCKHOLDER

The loan from a stockholder is interest free, due on demand and is secured by inventory, receivables and other assets of SeQuester Incorporated.

8.   INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through January 31, 2000, the Company incurred net operating losses for tax purposes of approximately $10,285,000. Differences between financial statement and tax losses consist primarily of amortization, allowance for doubtful accounts, and termination of sub-chapter S status for a subsidiary in connection with a merger in October, 1994. The net operating loss carryforwards may be used to reduce taxable income through the year 2016. Net operating loss for carryforwards for the State of California are approximately $5,085,000 and are generally available to reduce taxable income through the year 2006. Net operating loss carryforwards for the State of New Jersey are approximately $1,434,000 and are generally available to reduce taxable income through 2006. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. During the three taxable years ended January 31, 1998, the Company incurred a 50% or more change in ownership. Therefore, the availability of the Company's net operating loss carryforwards is limited. The provision for income taxes consists of the state minimum tax imposed on corporations.

The gross deferred tax asset balance as of January 31, 2000 was approximately $4,069,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards can not reasonably be assured.

9.   CONTRACTS AND AGREEMENTS

(a) Supply and Packaging agreements--In April 1996, the Company entered into a five year supply agreement with a major manufacturer to provide dietary supplements for resale within the United

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

     States and Canada. This agreement also provides exclusive rights for the Company to sell products to certain retail stores and wholesalers. In addition, in April 1996, the Company entered into a five year packaging agreement, which covers a significant portion of the Company's packaging requirements.

(b) Stock compensation Plan -- In March 1997, the Company established the 1997 stock plan ("plan") and reserved 3,000,000 shares of Company common stock for issuance to key employee and consultants under the plan with a grant limit per participant of 1,750,000 shares. Pursuant to the plan, the Company granted an aggregate of 1,500,000 non-qualified stock options during the three months ended April 30, 1997. On July 31, 1997, the Company canceled previously issued options and granted an equal amount of options to the same key employees and consultants at fair market value on that date which was $0.12 per share.

     The exercise price for all options granted was fair market value on the date of grant. All such options vest on the date of grant, contain registration rights, and terminate ten years from date of grant. No options have been exercised through January 31, 2000. During October 1997, 500,000 previously issued options terminated, leaving a balance of 1,000,000 options outstanding at January 31, 2000 . (c) Consulting Agreement -- In August 1997, the Company restated its consulting agreement and stock plan with a consultant, dated February 1, 1996 to extend the term of such agreement for a three year period commencing August 1, 1996 and issued 1,000,000 shares of registered Company common stock to such consultant.

     The Company also signed an agreement with the president of the Company to receive consulting services. The agreement is effective from October 1, 1997 and runs for five years. The annual compensation for the consulting services is $180,000. Per the agreement, any amount outstanding under the agreement can be exchanged for common stock of the Company at $0.10 per share, at the option of the president of the Company.

(d) Lease - The Company leases its office and business facilities in Westlake Village, California on month to month basis. The Company also leases warehouse space on a month to month basis in Pine Brook, New Jersey.

10.  STOCKHOLDERS' INVESTMENT

(a) Common Stock - In December 1997, the stockholders of the Company approved amendments to the Company's Articles of Incorporation to provide for a reverse stock split of the Company's common stock in the ratio up to one share for ten shares. Such reverse split became effective February 25, 1998. The net loss per common share for the year ended January 31, 2000 and 1999, reflect the effect of stock split.

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

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

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

(b) Preferred stock -- In January 1997, the Company authorized issuance of a series of 5,000 shares of convertible preferred stock and designated an initial issuance of 750 shares of Series A convertible Preferred Stock with a par value of $1,000 per share. In January 1997, the Company sold 375 shares and in February 1997 sold additional 375 shares to two accredited investors receiving gross proceeds of $750,000. The Company paid placement and finder's fees aggregating 15% of the gross proceeds in connection with this financing.

     The series A shares are convertible into the Company's common stock, in phases following the date of issuance (the "closing date"). The series A shares are entitled to a 6% cumulative divided payable in common stock at the time of conversion and all of the Series A shares are subject to a mandatory 12-month conversion feature. One-third of the Series A Shares are convertible into common stock at any time 45 days after the closing date; an additional one-third (two-third cumulatively) are convertible into common stock at any time 60 days after the closing date; and an additional one-third (the entire amount cumulatively) are convertible into common stock at any time 75 days after the closing date. The number of common shares issuable upon conversion of the series A shares equals the par value of the series A shares plus accrued dividends through the date of conversion divided by the lessor of (I) 70% of the "market price" (the 5 day average closing bid for the common stock for the 5 business days immediately preceding the conversion date); or (ii) 100% of the 5 day average closing bid for the common stock for the 5 business days immediately preceding the closing date. Provided, that, for any conversions of the Series A shares occurring after the 89th day following the closing date the conversion rate will be the lessor of (I) 65% of the market price; or (ii) 100% of the 5 day average closing bid for the common stock for the 5 business days immediately preceding the closing date.

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

     Through January 31, 2000, an aggregate of 530 shares of outstanding preferred stock were converted into 988,248 shares of Company common stock.

(c) In March 2000, the Company issued 25,000 restricted common stock as compensation to an employee and 50,000 restricted common stock in exchange for debt cancellation.

11.  TRADEMARKS

The Company's trademark SeQuester(R) was registered on May 28, 1996. The Company filed trademark applications for ChromaQuest(TM) and PhytoQuest(TM) in February 1997. The Company will continue the ongoing process of application and expects final approval of these trademark applications within the next

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

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

13.  LITIGATION

The Company was involved in the following legal actions. In the opinion of the management, the Company has adequate legal defense with respect to these actions and has settled these litigation, as noted below:

David J. Krizman vs KCD Incorporated, et. al.

In April 1997, David Krizman, individually and as attorney in fact, sued the company and the company's former President, Clark M. Holcomb, in the United States Bankruptcy Court for the Central District of California. The complaint alleges that the Company breached a written contract by failing to transfer shares of the company's common stock owned by Mr. Holcomb to the plaintiff. It was the Company's position that it has no obligation or liability to plaintiff in connection with this matter other than to facilitate the transfer of the shares in the ordinary course of business in compliance with applicable securities laws and orders applicable to Mr. Holcomb.

In August 1998, the Company entered into a settlement and mutual general release agreement of the above proceeding. The settlement agreement provides for issuance of 220,000 restricted shares of Company common stock to the Krizman parties with certain registration rights.

Geotermica, Ltd. Vs. SeQuester Holdings, Incorporated, et. al.

In September 1997, Geotermica, Ltd. Filed an action against the Company and its current and former directors, as individuals, in the Superior Court of California for the County of Los Angeles. The complaint alleges causes of action for breach of contract; interference with contract and contractual relations; and misrepresentation. The complaint is based upon a purported interest Geotermica, Ltd. held in a license agreement by and between the company and Effective Health, Inc. and the Company's alleged failure to recognize Geotermica's purported interest therein. The Company had previously settled its action against Effective Health, Inc. and its parent company, Interactive Medical Technologies, Ltd.,

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

concerning the Company's obligation under the license agreement, which were deemed satisfied in full per the terms of the settlement.

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

In October 1998, the Company entered into a settlement agreement and mutual release of above actions. The settlement agreement provides for (i) the issuance of an aggregate of 200,000 restricted shares of Company common stock to Geotermica and Jackie R. See with certain registration rights and (ii) payment of running royalties aggregating 7.2% of gross sales of the Sequester(R) 1 product sold subsequent to the date of the settlement agreement.

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

McKesson Corporation vs. SeQuester Incorporated, et. al.

In July 1998, McKesson Corporation filed an action against the Company in the Superior court of California for the County of Ventura. The complaint alleges causes of action for breach of contract, account stated and open book account. The complaint is based on the alleged failure of the Company to issue credits the unsaleable product which has either been returned or destroyed. Plaintiff has alleged damages in the amount of $304, 404 plus interest and attorney's fees. The Company intends to pursue a settlement of this action and has a preliminary agreement with the plaintiff that the amount in question is a maximum of $200,000. The Company has accrued an amount of $200,000 for the settlement of this litigation in the financial statements.

Except as otherwise indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgements or fees of defense which have not been paid or accrued as of January 31, 2000.

As there is no assurance that the Company will prevail in any of the foregoing lawsuits, the Company may incur substantial expense in connection with these or any other litigation. Any unfavorable settlement or judgement against the Company, in which the Company is defendant, could have a material adverse effect upon the financial condition and operational results of the Company.

                        SEQUESTER HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company did not pay income tax during the year.

In December 1997, the stockholders of the Company approved amendments to the Company's Articles of Incorporation to provide for a reverse stock split of the Company's common stock in the ratio up to one share for ten shares. Such reverse split became effective February 25, 1998.

In 1999, the Company converted 130 shares of outstanding preferred stock into 505,734 shares of Company common stock.

The Company did not pay any amount for tax or interest during the years ended January 31, 2000 and 1999.

15.  SUBSEQUENT EVENTS

Subsequent to the year-ended January 31, 2000, the Company donated bulk of its inventory to a charitable organization. The original cost of the inventory was $868,877. An allowance for obsolescence of $868,877 has been provided against this inventory in the financial statements.

In March 2000, the Company issued 150,000 shares of common stock in payment of debt to a supplier.

In 2000, the stockholders of the Company authorized a reverse stock split of the Company's common stock in the ratio up to one share for ten shares. Such reverse split became effective in the ratio of one share for ten shares during March 2000. The net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

On May 5, 2000 SeQuester incorporated a wholly-owned subsidiary, Diet 123.com, Inc., as a Nevada corporation.